Form 10-Q
period 1999-09-30
SHOPNOW COM INC
filed 1999-11-09
CIK 1087879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-26707

                                   SHOPNOW.COM INC.
             (Exact name of registrant as specified in its charter)

           WASHINGTON                               91-1628103
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification Number)

                              411 1ST AVENUE SOUTH
                                 SUITE 200 NORTH
                                SEATTLE, WA 98104
                    (Address of principal executive offices)

                               (206) 223-1996
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

     As of November 2, 1999, there were 35,116,665 shares outstanding of the Registrant's common stock.

                                SHOPNOW.COM INC.

                                    Form 10-Q

                                      Index

                                                                                         PAGE
PART I     FINANCIAL INFORMATION

ITEM 1:    Financial Statements

           Consolidated Balance Sheets as of December 31, 1998
              and September 30, 1999....................................................   4
           Consolidated Statements of Operations for the three and nine
              months ended September 30, 1998 and 1999..................................   5
           Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1998 and 1999..................................   6
           Notes to Consolidated Financial Statements...................................   7

ITEM 2:    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................  13

ITEM 3:    Quantitative and Qualitative Disclosures about Market Risk...................  30


PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings............................................................  31

ITEM 2:    Changes in Securities and Use of Proceeds....................................  31

ITEM 3:    Defaults Upon Senior Securities..............................................  31

ITEM 4:    Submission of Matters to a Vote of Security Holders..........................  32

ITEM 5:    Other Information............................................................  32

ITEM 6:    Exhibits and Reports on Form 8-K.............................................  32


SIGNATURES .............................................................................  33

EXHIBITS   .............................................................................  34

PART I.  FINANCIAL INFORMATION

ITEM 1.

                                SHOPNOW.COM INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          PRO FORMA
                                                             AS OF          AS OF           AS OF
                                                          DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,
                                                              1998           1999           1999 (A)
                                                         ---------------------------------------------
                                                                          (UNAUDITED)     (UNAUDITED)
                                           ASSETS

Current assets:
   Cash and cash equivalents...........................    $  9,820       $   2,913         $ 94,460
   Short-term investments..............................         179           6,098            6,098
   Accounts receivable, net............................       2,266           7,911            7,911
   Unbilled services...................................       1,448           1,288            1,288
   Prepaid expenses and other..........................         709           2,794            2,794
                                                           --------        --------         --------
      Total current assets.............................      14,422          21,004          112,551
Property and equipment, net............................       4,185          12,746           12,746
Goodwill, net..........................................         515             965              965
Other intangible assets, net...........................       3,944          18,473           18,473
Investment in marketable equity securities.............          --          20,764           20,764
Other assets, net......................................         717           7,048            7,048
                                                           --------        --------         --------
      Total assets.....................................    $ 23,783        $ 81,000         $172,547
                                                           ========        ========         ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable....................................    $  3,551        $  7,801         $  7,801
   Accrued liabilities.................................       1,132           6,505            6,505
   Line of credit......................................         238           1,000            1,000
   Current portion of notes and leases.................       1,133           8,110            8,110
   Customer deposits...................................       2,155           6,185            6,185
   Deferred revenue....................................         535           6,047            6,047
                                                           --------        --------         --------
      Total current liabilities........................       8,744          35,648           35,648

Notes and leases payable, less current
    portion............................................       1,837           5,802            5,802
Put warrant liability..................................          --           1,369            1,369
                                                           --------        --------         --------
      Total liabilities................................      10,581          42,819           42,819
Commitments
Shareholders' equity:
   Convertible preferred stock, $0.01 par value:
      Authorized shares-20,000,000 (5,000,000
      pro forma); issued shares-12,299,896 in
      1998 and 20,189,061 in 1999 (none
      pro forma).......................................      35,070          89,351               --
   Common stock, $0.01 par value: Authorized
       shares-40,000,000 (200,000,000 pro forma);
       issued shares-4,602,573 in 1998 and
       6,581,112 in 1999 (35,107,673 pro forma) .......       6,559          23,414          204,312
   Common stock warrants...............................       1,866           7,968            7,968
   Deferred compensation...............................        (930)         (3,179)          (3,179)
   Accumulated other comprehensive loss................          --          (2,762)          (2,762)
   Accumulated deficit.................................     (29,363)        (76,611)         (76,611)
                                                           --------        --------         --------
      Total shareholders' equity.......................      13,202          38,181          129,728
                                                           --------        --------         --------
      Total liabilities and shareholders' equity.......    $ 23,783        $ 81,000         $172,547
                                                           ========        ========         ========

(A) The pro forma balance sheet gives effect to the net proceeds from the Company's sale of 8,337,500 shares of common stock (which includes the exercise in full of the over-allotment option) at $12.00 per share, which closed early in the fourth quarter of 1999 as if this transaction had closed on September 30, 1999. See Notes 1 and 2.

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                                SHOPNOW.COM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          1998             1999           1998            1999
                                                      ------------    ------------    ------------    ------------
Revenues..........................................    $      1,858    $      7,555    $      2,997    $     23,537
Cost of revenues..................................           1,629           4,811           2,814          19,494
                                                      ------------    ------------    ------------    ------------
        Gross profit..............................             229           2,744             183           4,043
                                                      ------------    ------------    ------------    ------------
Operating expenses:
   Sales and marketing............................           3,212          15,265           7,688          33,545
   General and administrative.....................           1,069           3,012           2,423           5,493
   Research and development.......................           1,560           2,433           3,002           5,367
   Amortization of intangible assets..............             223           2,096             341           3,734
   Stock-based compensation.......................              35             592              37           2,547
                                                      ------------    ------------    ------------    ------------
      Total operating expenses....................           6,099          23,398          13,491          50,686
                                                      ------------    ------------    ------------    ------------
        Loss from operations......................          (5,870)        (20,654)        (13,308)        (46,643)
Other income (expense), net.......................              68            (360)            177            (605)
                                                      ------------    ------------    ------------    ------------
        Net loss..................................    $     (5,802)   $    (21,014)   $    (13,131)   $    (47,248)
                                                      ============    ============    ============    ============

Basic and diluted net loss per share..............    $      (1.60)   $      (3.42)   $      (3.90)   $      (9.03)
                                                      ============    ============    ============    ============

Weighted average shares outstanding used to
   compute basic and diluted net loss per share...       3,632,556       6,139,867       3,366,355       5,230,394
                                                      ============    ============    ============    ============

Basic and diluted pro forma net loss per share....                    $      (0.82)                   $      (2.16)
                                                                      ============                    ============
Weighted average shares outstanding used to
   compute basic and diluted pro forma net loss
   per share......................................                      25,776,927                      21,859,604
                                                                      ============                    ============



     The accompanying notes are an integral part of these unaudited interim consolidated statements.

                                SHOPNOW.COM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              FOR THE NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                               1998          1999
                                                                                             --------      --------
   Operating activities:
   Net loss........................................................................          $(13,131)     $(47,248)
    Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization................................................               745         6,364
      Amortization of deferred compensation........................................                37         1,947
      Operating expenses paid in stock and warrants................................               125         1,354
      Changes in operating assets and liabilities, net of effect of businesses acquired:
        Accounts receivable........................................................              (997)       (5,627)
        Prepaid expenses and other current assets..................................               184        (2,215)
        Other assets...............................................................                --        (1,075)
        Unbilled services and customer deposits, net...............................                --         4,190
        Accounts payable...........................................................             1,975         4,114
        Accrued liabilities........................................................               (54)        4,237
        Deferred revenue...........................................................               193         5,383
                                                                                             --------      --------
           Net cash used in operating activities...................................           (10,923)      (28,576)
                                                                                             --------      --------

   Investing activities:
   Purchases of property and equipment.............................................            (1,959)       (9,533)
   Purchases of short-term investments.............................................            (2,422)      (23,630)
   Sales of short-term investments.................................................                --        15,111
   Purchase of domain names........................................................                --          (195)
   Investments in common stock and other assets....................................               (76)         (447)
   Acquisition of businesses, net of cash acquired of $2,850 in 1998 and $640
      in 1999......................................................................            (2,851)       (3,951)
                                                                                             --------      --------
           Net cash used in investing activities...................................            (7,308)      (22,645)
                                                                                             --------      --------

   Financing activities:
   Borrowings under bank line of credit............................................                38         1,000
   Principal payments under bank line of credit....................................                --          (238)
   Proceeds from long-term debt....................................................                --        10,706
   Payments on long-term debt......................................................            (2,314)       (1,613)
   Proceeds from sale of preferred stock and warrants, net of issuance costs.......            22,983        33,429
   Proceeds from sale of common stock..............................................                15         1,076
   Common stock repurchased........................................................                --           (46)
                                                                                             --------      --------
           Net cash provided by financing activities...............................            20,722        44,314
                                                                                             --------      --------
           Net increase (decrease) in cash and cash equivalents....................             2,491        (6,907)
   Cash and cash equivalents at beginning of period................................               376         9,820
                                                                                             --------      --------
   Cash and cash equivalents at end of period......................................          $  2,867      $  2,913
                                                                                             ========      ========

   Supplementary disclosure of cash flow information:
     Cash paid during the period for interest......................................          $    76       $    911
                                                                                             ========      ========
      Non-cash investing and financing activities:
      Common stock, options and warrants issued as part of business and
        technology acquisitions....................................................          $  1,485      $ 11,560
                                                                                             ========      ========

      Conversion of note payable and convertible subordinated debt to preferred
        stock......................................................................          $    500      $     --
                                                                                             ========      ========
      Assets acquired under capital leases.........................................          $  1,730      $    987
                                                                                             ========      ========

     The accompanying notes are an integral part of these unaudited interim consolidated statements.

                                SHOPNOW.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

THE COMPANY

         ShopNow.com Inc. (the Company) provides e-commerce enabling and outsourcing services for merchants to conduct business-to-business and business-to-consumer online commerce. The Company also provides a range of commerce-oriented direct marketing services to its business and merchant customers.

         In June 1999 the Company ceased operating the BuySoftware.com business. Given the Company's continued involvement in similar activities, the results of BuySoftware.com have been reflected in continuing operations until the date operations ceased, as the disposal did not meet the criteria for discontinued operations under Accounting Principles Board (APB) No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

         The Company is subject to the risks and challenges associated with other companies at a similar stage of development including dependence on key individuals, successful development and marketing of its products and services, the continued acceptance of the Internet as a medium for electronic commerce, competition from substitute products and services and larger companies with greater financial, technical management and marketing resources. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may not be readily available.

UNAUDITED INTERIM FINANCIAL DATA

         The interim consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's final prospectus as filed with the Securities and Exchange Commission on September 29, 1999. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

         The Company generates revenues primarily from e-commerce outsourcing and enabling services, advertising and merchandising conducted by businesses and merchants on the Company's network of web sites (the ShopNow Network), transaction fees from e-commerce web sites built and operated by the Company and from products and services purchased by customers. Revenues are recognized when e-commerce enabling and outsourcing services are provided or when products have been shipped to the customer. The Company bears the full credit risk with respect to these sales. Transactional fees paid by merchants generally are recognized at the time of sale of a product or service using the Company's transaction processing systems. In these transactions, the merchant bears the full credit risk and the Company recognizes a transaction fee upon consummation of the sale. Advertising and merchandising revenues are recognized ratably over the term of the applicable agreement. Merchandising agreements typically run for a period of one to four months, except for listing agreements which may run for up to twelve months.

         E-commerce enabling and outsourcing merchant services revenues from fixed and unit price contracts are recognized on the percentage of completion method of accounting, based primarily on the ratio of contract costs incurred to date to total estimated contract costs. Anticipated losses on these contracts are recorded when identified. To date, losses have not been significant. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, are recognized in the period in which the revisions are determined. Fee revenue from ancillary services provided by the merchant services division is recognized upon completion of the related job by the applicable third party vendor.

         Unbilled services typically represents amounts earned under the Company's contracts but not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceed revenues earned on contracts, the amounts are included in the accompanying consolidated balance sheets as customer deposits, as the amounts typically relate to ancillary services, whereby the Company is acting in an agency capacity.

PRO FORMA NET LOSS PER SHARE

         Pro forma basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding giving effect to the conversion of convertible preferred stock outstanding that automatically converted to common stock upon the closing of the Company's initial public offering (IPO) discussed in Note 2, using the if-converted method from the original issuance date. Pro forma diluted net loss per share excludes the impact of stock options and warrants, as the effect of their inclusion would be antidilutive.

RECLASSIFICATIONS

         Certain information reported in previous periods has been reclassified to conform to the current period presentation.

2. INITIAL PUBLIC OFFERING:

         On October 4, 1999, the Company closed its IPO of 7,250,000 shares of common stock at $12.00 per share, for net proceeds of $80.9 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis. On November 2, 1999, the underwriters of the IPO exercised their over-allotment option and sold an additional 1,087,500 shares at $12.00 per share, for net proceeds of $12.1 million. The combined net proceeds to the Company, less offering costs of approximately $1.5 million, were $91.6 million. In addition, a $1 million promissory note in connection with the Company's acquisition of GO Software, Inc. (GO) and a $4 million bridge loan with a financial institution plus accrued interest were repaid.

3. INVESTMENT IN MARKETABLE EQUITY SECURITIES:

         At September 30, 1999, the Company held 476,410 shares of 24/7 Media and 195,122 shares of FreeShop.com Inc., both of which are publicly traded companies subject to the reporting requirements of the Securities and Exchange Commission. The Company classifies these investments as available for sale and are stated at fair value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available for sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are reflected in accumulated other comprehensive loss in the accompanying consolidated balance sheets. Fair value is based on quoted market prices.

4. DEBT OBLIGATIONS:

         In March 1999, the Company entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended to allow the Company to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million ($1.0 million until the bridge loan is repaid). The line of credit bears interest at the financial institution's base rate plus 2%, is secured by substantially all assets of the Company and expires on March 31, 2000. The term loan bears interest at 12%, is secured by substantially all assets of the Company and matures in March 2002. The bridge loan bears interest at 12% and was repaid in October 1999 as discussed in Note 2. In conjunction with the agreement, the Company issued warrants to acquire 72,000 shares of common stock at an exercise price of $6.25 per share. The warrants are exercisable immediately and expire in March 2006. In May 1999 in connection with the modification, the Company issued additional warrants to acquire 70,000 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable immediately and expire in June 2006.

5. ACQUISITIONS:

         In September 1998, the Company entered into a purchase and merger agreement with Media Assets, Inc. (doing business as The Haggin Group). The Haggin Group is a direct marketing firm with an office in Mill Valley, California. The Company paid The Haggin Group consideration including
$300,000 in cash, a promissory note for $1.0 million, 600,000 shares of the Company's common stock valued at $3.30 per share, and options to acquire common stock for a total purchase price of approximately $3.3 million. The terms of the promissory note require payments by the Company of eight equal quarterly installments of $113,000 on the first day of each quarter commencing January 1, 1999 (with the exception of April 1, 1999, which was $254,000) until fully paid on October 1, 2000. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $1.7 million was allocated to customer lists and domain names and is being amortized over a three-year life. In connection with this acquisition, three employees were granted a total of 1.2 million options at exercise prices between $2.00 and $3.00 per share to acquire the Company's common stock. The vesting of these options was dependent upon the achievement of certain performance measures related to business unit revenue and customer growth as defined in the stock option agreements. The performance measures initially established were well beyond the historical financial results achieved during prior periods. As such, during the period these options were outstanding, the thresholds established to trigger vesting were not considered achievable and were not achieved. Thus, no measurement date for the options occurred since the price of the options was fixed and the number of shares to be ultimately issued was not known. Since these thresholds were not considered achievable, these options were cancelled in May of 1999. The three employees were granted fixed-price options to purchase 405,000 shares of the Company's common stock with time vesting provisions not dependent upon performance. These options had the same strike prices and vesting terms as the original grants. As the grant of the new options created a new measurement date, the Company recorded $1.9 million of deferred compensation for the difference between the strike price and the underlying fair market value of the common stock at May 1999, which was determined to be $7.22 per share, and recognized a compensation charge of $831,000 for the immediately vested portion of these grants in the accompanying consolidated September 30, 1999 financial statements.

         In June 1999, the Company acquired GO, which develops and markets Microsoft Windows-based e-commerce transaction processing platforms over the Internet. The Company paid GO $4.7 million in cash, issued a $1 million promissory note bearing interest at 10%, and issued 1,123,751 shares of common stock, valued at $8.54 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which are both being amortized over a three-year life. The note bears interest at 10% and was repaid in October 1999 as discussed in Note 2.

         In addition, the Company acquired CardSecure, Inc. (CardSecure), an e-commerce merchant services company, in June 1999 for a purchase price of $3.5 million. CardSecure provides e-commerce merchant services and develops e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

         The following summarizes the unaudited pro forma results of the Company's operations for the nine-month periods ended September 30, 1998 and 1999 as if the Media Assets, Inc., GO and CardSecure transactions occurred on

January 1, 1998. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

                                                                   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                --------------------------
                                                                  1998             1999
                                                                -----------    -----------
                                                             (in thousands, except per share
                                                                         amounts)
Revenues..................................................        $   8,938        $ 24,278
Net loss before taxes.....................................        $ (22,841)       $(49,922)
Net loss per share........................................        $   (4.02)       $  (8.24)


6. SHAREHOLDERS' EQUITY:

CONVERTIBLE PREFERRED STOCK

         The Company has authorized 20,000,000 shares of convertible preferred stock. Shares of convertible preferred stock may be issued from time to time in one or more series, with designations, preferences and limitations established by the Company's board of directors. Upon closing of the IPO, the authorized number of preferred stock was reduced to 5,000,000 with a par value of $0.001 per share.

         During the fourth quarter of 1998 and the first quarter of 1999, the Company completed a $14.6 million private equity placement. The Company issued 2,336,000 shares of Series F preferred stock at $6.25 per share. In conjunction with this sale, the Company issued 233,600 warrants to purchase common stock at $7.50 per share. The warrants are exercisable on the first anniversary of their issuance and expire on their third anniversary. In addition, the Company issued to the placement agent 233,600 warrants to purchase common stock at an exercise price of $6.25 per share. The warrants are exercisable immediately and expire on their third anniversary.

         In March and April 1999, the Company completed a $5 million private equity placement. The Company issued 714,286 shares of Series G preferred stock at $7.00 per share and 35,715 warrants to purchase common stock at an exercise price of $7.50 per share. The warrants are exercisable immediately and expire on their third anniversary.

         In April 1999 the Company entered into a cross promotion agreement and equity exchange agreement with 24/7 Media. As a part of the equity exchange agreement, 24/7 Media acquired 4.3 million shares of the Company's Series G preferred stock at $7.00 per share and 860,000 warrants to acquire common stock at an exercise price of $7.00 per share, in exchange for consideration valued at $30.1 million. The warrants are exercisable immediately and expire on their third anniversary. The purchase price consisted of three parts: $5.0 million in cash, 466,683 shares of 24/7 Media's common stock, and the right to acquire 24/7 Media's interest in CardSecure. In June 1999 the Company acquired 24/7 Media's interest in CardSecure and also acquired the remaining minority interest from CardSecure's founders and received 9,727 additional shares of 24/7 Media's common stock by issuing 243,036 shares of the Company's common stock valued at $8.54 per share.

         In May 1999 the Company completed a $3 million private equity placement. The Company issued 333,334 shares of Series H preferred stock at $9.00 per share and 50,000 warrants to purchase common stock at an exercise price of $9.00 per share. The warrants are exercisable immediately and expire on their third anniversary.

         In July 1999 the Company closed a $18.9 million private equity placement with a financial institution pursuant to the terms of a stock purchase agreement which had been entered into on June 17, 1999. The Company issued 2,100,000 shares of Series I preferred stock at $9.00 per share and 555,556 warrants to purchase common stock at an exercise price of $9.00 per share. The warrants are exercisable immediately and expire on their third anniversary. In conjunction with the Series I preferred stock, the Company entered into a licensing agreement with the financial institution and received $6.1 million in cash, which represents prepaid licensing fees. This amount will be recognized as revenue on a straight-line basis over 27 months, which represents the term of the agreement, beginning in August 1999.

COMMON STOCK

         As of September 30, 1999, the Company had authorized 40,000,000 shares of common stock. Upon closing of the IPO, the authorized number of common stock was increased to 200,000,000 with a par value of $0.001 per share.

WARRANTS AND OPTIONS ISSUED TO MARKETING PARTNERS

         On April 29, 1999, pursuant to a distribution and marketing agreement with a telecommunications company, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants are exercisable immediately and expire in April 2002. Simultaneously, the Company entered into a put agreement, which allows the telecommunications company to put the shares back to the Company for $25 per share during the period from June 2001 to August 2001. The number of shares subject to the put warrant declines over time as the Company generates revenue under the marketing and distribution agreement. In accordance with EITF 96-13, the Company has recorded the fair value of the put warrant in the accompanying consolidated balance sheet as of September 30, 1999.

         On May 19, 1999, the Company entered into a distribution agreement with a software manufacturer. As part of this agreement, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $9.00 per share, options to purchase 300,000 shares of common stock at $4.80 per share and 200,000 shares of common stock valued at $9.00 per share.

7. SEGMENT INFORMATION:

         The following table represents the Company's segment information for the three- and nine-month periods ended September 30, 1998 and 1999:


                                                     FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                    ------------------------ -----------------------
                                                       1998         1999          1998          1999
                                                    --------      --------      --------      --------
                                                                      (in thousands)
Revenues from unaffiliated customers:
  Enablement of business-to-consumer (excluding
   BuySoftware.com)...............................  $     56      $  4,366      $     56      $  6,249
  Enablement of business-to-business (excluding
   BuySoftware.com)...............................       308         3,189           517         7,365
  BuySoftware.com.................................     1,494            --         2,424         9,923
                                                    --------      --------      --------      --------
                                                    $  1,858      $  7,555      $  2,997      $ 23,537
                                                    ========      ========      ========      ========

Cost of revenues:
  Enablement of business-to-consumer (excluding
   BuySoftware.com)...............................  $     18      $  2,561      $     18      $  3,585
  Enablement of business-to-business (excluding
   BuySoftware.com)...............................       207         2,250           270         4,719
  BuySoftware.com.................................     1,404            --         2,526        11,190
                                                    --------      --------      --------      --------
                                                    $  1,629      $  4,811      $  2,814      $ 19,494
                                                    ========      ========      ========      ========

Gross profit:
  Enablement of business-to-consumer (excluding
   BuySoftware.com)...............................  $     38      $  1,805      $     38      $  2,664
  Enablement of business-to-business (excluding
   BuySoftware.com)...............................       101           939           247         2,646
  BuySoftware.com.................................        90            --          (102)       (1,267)
                                                    --------      --------      --------      --------
                                                    $    229      $  2,744      $    183      $  4,043
                                                    ========      ========      ========      ========

Profit Reconciliation:
  Gross profit for reportable segments............  $    229      $  2,744      $    183      $  4,043
  Operating expenses..............................    (6,099)      (23,398)      (13,491)      (50,686)
  Other income (expense), net.....................        68          (360)          177          (605)
                                                    --------      --------      --------      --------
Net loss..........................................  $ (5,802)     $(21,014)     $(13,131)     $(47,248)
                                                    ========      ========      ========      ========


         The Company's enablement of business-to-business segment provides e-commerce merchant services including e-commerce technology and outsourcing services to businesses, merchants, manufacturers, catalogers, and Internet companies. The Company's enablement of business-to-consumer segment, operating as the ShopNow Network, generates revenues from advertising and merchandising, merchant services and customer transactions. The Company does not track assets by operating segments. Consequently is it not practicable to show assets by operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The matters discussed in this report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Additional Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this report, and the risks discussed in the "Risk Factors" section included in our final prospectus filed on September 29, 1999 with the Securities and Exchange Commission.

OVERVIEW

         ShopNow.com Inc. provides shoppers, merchants and businesses with an online marketplace and provides merchants with a variety of e-commerce and direct marketing services. We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we changed the focus of our business to providing e-commerce and direct marketing services. In August 1998, we launched ShopNow.com, our shopping destination Web site. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. and operate our e-commerce and outsourcing network under the name of ShopNow.com (also referred to as the ShopNow Network).

         We incurred net losses of $47.2 million for the nine-month period ended September 30, 1999 and had accumulated deficits of $76.6 million as of September 30, 1999. Although our revenues have grown significantly in recent quarters, in June 1999 we ceased operation of our BuySoftware.com business, from which we derived 81% of our revenues during the nine months ended September 30, 1998 and 42% of our revenues during the same period in 1999. Excluding the results of our ceased BuySoftware.com business, we have received more than 85% of our revenues for the nine months ended September 30, 1999 from merchants who purchase merchandising and merchant services. We have received the remainder of our revenues for the nine months ended September 30, 1999 as transactional revenues, which result from consumers who purchase products from the ShopNow Network. Our merchant customers are those merchants on the ShopNow Network that have paid us a fee for services, other than a nominal entry-level listing fee, in the last 12 months. Merchandising revenues are generated from advertising on the ShopNow Network, specific merchandising positions on our sites and from online direct marketing to our customers through electronic mail. All online advertising and marketing revenues are recorded as merchandising revenues. Merchant services revenues are generated from providing custom developed e-commerce stores, custom traditional direct marketing services, custom creative services and custom promotional materials to merchants.

         We generate revenues primarily from transactions, merchandising and merchant services.

         REVENUES FROM TRANSACTIONS. Revenues from transactions are generated in two ways. First, we provide transaction and order processing services to businesses and merchants for merchants who choose to sell their products directly to consumers or businesses and record the gross sales and cost of products sold. In this case, we provide transaction processing services and are paid a transaction fee only. We do not record the gross revenues of these product sales as ShopNow.com gross revenues. Second, we offer products directly to consumers from the ShopNow Network. We record as revenues the full sales price of the product sold and record the full cost of the product to us as our cost of goods sold. In these cases, we purchase products from merchants and sell those products directly to consumers. We bear all of the credit and loss risks associated with these products. In most cases, these products are shipped directly from the manufacturer, thus eliminating the need for us to carry significant inventory. We currently provide products that appear on the ShopNow Network from large and small vendors, manufacturers and distributors under non-exclusive purchase agreements. These typically have a term of one year and provide that we pay the vendors an agreed upon fee per product.

         Our gross margin on the products we retail is generally lower than the gross margins on our other transactions, merchandising and merchant services. Revenues and cost of goods sold are recognized when the product has been shipped or the service has been delivered to the customer.

         ADVERTISING AND MERCHANDISING REVENUES. All online advertising and marketing revenues are recorded as merchandising revenues. Merchandising revenues are generated from the ShopNow Network through advertising, shopper delivery programs, specific merchandising merchant positions on our sites and from online direct marketing to our customers through e-mail. We sell to merchants specific advertising locations, specific placements on our site, such as on the home page or on a category page, and e-mails to our customers. Under our shopper delivery programs to merchants, we commit to deliver a certain level of shopping traffic to a merchant's site for a fixed fee. Although we do not guarantee a time frame within which the shopping traffic will be delivered, we generally recognize this revenue on a straight-line basis based on our estimate for when the traffic will be delivered. If we do not deliver the required amount of traffic within the estimated time frame, we extend the term of the agreement until our obligations have been met. Except for revenues generated from shopper delivery programs, merchandising revenues are recognized as services are delivered to merchants. Merchandising agreements typically run for a period of one to four months. Our credit terms are generally 30 days, with a 2% discount if the full amount is paid within 10 days. Reserves for potential credit losses are reviewed on an account by account basis.

         REVENUES FROM MERCHANT SERVICES. Revenues from merchant services include e-commerce enabling and outsourcing services. Revenues from merchant services are recognized on a percentage of completion basis. We extend credit and bear the full credit risk with respect to sales of merchandising and merchant services. Our credit terms generally require that the net amount outstanding is due upon receipt. Reserves for potential credit losses are reviewed on an account by account basis.

         Cost of transactions and advertising and merchandising revenues includes the cost to us of all products and services we sell through our Web sites to shoppers, the cost of processing transactions, including bank credit card fees and shipping costs, which are incurred only from retail sales transactions, the portion of the cost of our Internet telecommunications connections that is directly attributable to traffic on our Web sites, and the direct labor costs incurred in maintaining and enhancing our network infrastructure. In order to fulfill our obligations under our shopper delivery programs, we occasionally purchase shopping traffic from third parties by placing on their Web sites advertisements that, when clicked on by a consumer, send the consumer to our Web site. Any shopping traffic that we purchase from a third party in order to fulfill our obligations under these programs is included as a cost of transactions and merchandising revenues. Cost of merchant services revenues includes all direct labor costs incurred in connection with these services, as well as fees charged by third-party vendors that have directly contributed to the design, development and implementation of our merchant services.

         Sales and marketing expenses consist primarily of salaries and commissions and costs associated with marketing programs such as advertising and public relations. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology and goodwill. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant.

         We have entered into agreements with Chase Manhattan Bank, About.com and 24/7 Media that require us to make advertising and marketing expenditures of $6.0 million annually through 2001. We do not expect to incur significant additional fixed costs in connection with these agreements or those related to our other key business relationships. We expect operating losses and negative cash flows to continue for the foreseeable future. We expect our losses to increase significantly from current levels, as we expect to incur additional costs and expenses related to brand development, marketing and other promotional activities, deferred compensation expense, amortization of intangibles resulting from acquisitions, the expansion of our operations, the continued development of the ShopNow Network, increasing investment in the systems that we use to process customers' orders and payments, the expansion of our product and service offerings and development of key business relationships.

FINANCIAL DATA

         The following table presents selected operating data for the ShopNow Network. This information should be read in conjunction with the other information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The operating data presented below for any quarter are not necessarily indicative of data for any future period.


                                                                           March 31,    June 30,      September 30,
                                                                             1999        1999             1999
                                                                           ----------   ---------      -----------
Number of advertising customers on the ShopNow Network (1)...........             132         181              336
Number of businesses listed on the ShopNow Network (2)...............          20,571      33,841           37,099
Number of average monthly visits to the ShopNow Network (3)..........       2,954,000   9,376,000       12,747,000


(1) Represents the number of our customers that purchased an advertising/merchandising package during the applicable quarter.

(2) Represents the number of business merchants listed on the ShopNow Network as of the last day of the applicable quarter.

(3) Represents the average number of monthly visits to the ShopNow Network during the applicable quarter.

RESULTS OF OPERATIONS

         REVENUES

         Total revenues for the three- and nine-month periods ended September 30, 1999 were $7.6 million and $23.5 million, compared to $1.9 million and $3.0 million for the same periods ended September 30, 1998, an increase of $5.7 million and $20.5 million. The increases were due primarily to the expansion of the ShopNow Network as well as increased demand for services from the business-to-business division, including Media Assets, which we acquired in September 1998. The BuySoftware.com portion of revenues for the three- and nine-month periods ended September 30, 1999 were $0 and $9.9 million compared to $1.5 million and $2.4 million for the same periods ended September 30, 1998.

         COST OF REVENUES

         The cost of revenues for the three- and nine-month periods ended September 30, 1999 were $4.8 million and $19.5 million, compared to $1.6 million and $2.8 million for the same periods ended September 30, 1998, an increase of $3.2 million and $16.7 million. The increases in our cost of revenues were due primarily to increased product sales from the ShopNow Network and cost of revenues of the business-to-business division, including Media Assets. The BuySoftware.com portion of cost of revenues for the three- and nine-month periods ended September 30, 1999 were $0 and $11.2 million, compared to $1.4 million and $2.5 million for the same periods ended September 30, 1998.

         OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses for the three- and nine-month periods ended September 30, 1999 were $15.3 million and $33.5 million compared to $3.2 million and $7.7 for the same periods ended September 30, 1998, an increase of $12.1 million and $25.8 million. The increases were due primarily to increased spending as a result of our launch and expansion of the ShopNow Network, including additional personnel and nationwide print and radio advertisements. We expect to continue to increase our sales and marketing expenses in 1999 through both online and traditional advertising to promote the ShopNow Network.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three- and nine-month periods ended September 30, 1999 were $3.0 million and $5.5 million, compared to $1.1 million and $2.4 million for the same periods ended September 30, 1998, an increase of $1.9 million and $3.1 million. The increases were due primarily to an increase in personnel from internal growth and acquisitions. We anticipate continued growth in our general and administrative expenses in 1999. In September 1999, we settled a lawsuit brought by a party with which we had entered into a contract. As a result of the terms of this settlement, in the quarter ended September 30, 1999, we recognized additional general and administrative expenses in the amount of $1.5 million.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the three- and nine-month periods ended September 30, 1999 were $2.4 million and $5.4 million, compared to $1.6 million and $3.0 million for the same periods ended September 30, 1998, an increase of $873,000 and $2.4 million. The increases were due primarily to the development and enhancement of our technology platform, as well as to an increase in technology personnel. These employees focus on developing our technology platform as well as building the overall infrastructure that supports ShopNow Network. We anticipate continued growth in our research and development expenses during the remainder of 1999.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense for the three- and nine-month periods ended September 30, 1999 was $2.1 million and $3.7 million, compared to $223,000 and $341,000 for the same periods ended September 30, 1998, an increase of $1.9 million and $3.4 million. The increases were due primarily to the increase in intangible assets and related amortization expenses from business acquisitions completed during the first half of 1999, including GO Software and CardSecure. We anticipate continued growth in our amortization of intangible assets expense as a result of future business acquisitions.

         STOCK-BASED COMPENSATION. Stock-based compensation expense for the three- and nine-month periods ended September 30, 1999 were $592,000 and $2.5 million, compared to $35,000 and $37,000 for the same periods ended September 30, 1998, an increase of $557,000 and $2.5 million. The expense is related to employee stock option grants with option exercise prices below the estimated fair market value of our common stock as of the date of grant. The amount of deferred compensation resulting from these grants generally is amortized over a three-year vesting period as stock-based compensation expense. In May 1999, we granted stock options to certain employees who joined ShopNow as part of our acquisition of Media Assets. These grants resulted in a one-time stock-based compensation expense of $830,000 during the second quarter of 1999.

         OTHER INCOME (EXPENSE), NET

         Other expense, net for the three- and nine-month periods ended September 30, 1999 was $360,000 and $605,000, compared to other income, net of $68,000 and $177,000 for the same periods ended September 30, 1998, a decrease of $428,000 and $782,000. The decreases were due primarily to an increase in our debt obligations during 1999, which resulted in an increase in interest expense. Other income (expense), net consists primarily of interest income on cash and cash equivalents and interest expense on our outstanding debt obligations.

NET OPERATING LOSS CARRYFORWARDS

         As of September 30, 1999, we had net operating loss carryforwards of approximately $68.0 million. If not used, the net operating loss carryforwards will expire at various dates beginning in 2012. The Tax Reform Act of 1986 imposes restrictions on the use of net operating losses and tax credits in the event that there has been an "ownership change" of a corporation since the periods in which the net operating losses were incurred. Our ability to use net operating losses incurred prior to April 1998 is limited to approximately $3.0 million per year due to sales of Series D and Series E convertible preferred stock to third parties that have resulted in an "ownership change." We have provided a full valuation allowance on our deferred tax assets because of the uncertainty regarding their realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have experienced net losses and negative cash flows from operations, and as of September 30, 1999, had an accumulated deficit of $76.6 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short-term and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through September 30, 1999, our aggregate net proceeds have been $69.7 million from issuing equity securities and $20.1 million from issuing debt securities. As of September 30, 1999, we had $9.0 million in cash and short-term investments.

         Net cash used in operating activities was $28.6 million for the nine-month period ended September 30, 1999, compared to net cash used in operating activities of $10.9 million for the same period in 1998. The increase was due primarily to the increase in our net loss for the nine-month period ended September 30, 1999, of $47.2 million compared to $13.1 million for the same period ended 1998.

         Net cash used in investing activities was $22.6 million for the nine-month period ended September 30, 1999, compared to net cash used in investing activities of $7.3 million for the same period in 1998. The increase was due primarily to the net increase in purchases of short-term investments of $8.5 million for the nine-month period ended September 30, 1999, compared to $2.4 million for the same period in 1998, and due to the increase in purchases of property and equipment of $9.5 million for the nine-month period ended September 30, 1999, compared to $2.0 million for the same period in 1998.

         Net cash provided by financing activities was $44.3 million for the nine-month period ended September 30, 1999, compared to net cash provided by financing activities of $20.7 million for the nine-month period ended September 30, 1998. The increase was due primarily to proceeds from the issuance of debt of $11.7 million during the nine-month period ended September 30, 1999, compared to proceeds from the issuance of debt of $38,000 during the nine-month period ended September 30, 1998, and to the increase in the amount of net proceeds from issuances of preferred stock and warrants of $33.4 million during the nine-month period ended September 30, 1999, compared to net proceeds from issuances of preferred stock and warrants of $23.0 million during the nine-month period ended September 30, 1998.

         On October 4, 1999, we closed our initial public offering of common stock and received net proceeds of $80.9 million from the sale of 7,250,000 shares of common stock at $12.00 per share to the public. On November 2, 1999, we closed the over-allotment option of common stock and received net proceeds of $12.1 million from the sale of 1,087,500 shares of common stock at $12.00 per share to the public.

         In March 1999 we entered into a loan and security agreement with Transamerica Business Credit Corporation for a term loan and line of credit. In June 1999, the agreement was amended and restated allowing us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan, a $4.0 million bridge loan and a line of credit of up to $2.5 million, initially capped at $1.0 million until the bridge loan is repaid. At September 30, 1999, the current principal amount of outstanding borrowings with Transamerica consisted of a $3.5 million term loan, a $4.0 million bridge loan and a $1.0 million line of credit. The line of credit bears interest at the Transamerica Business Credit Corporation's base rate plus 2%, is secured by substantially all of our assets and expires on March 31, 2000. The interest rate for September 1999 was an annual rate of 10.25%. The term loan bears interest at 12%, is secured by substantially all of our assets and matures in March 2002. The bridge loan bears interest at 12% and was repaid in October 1999 after the closing of our initial public offering. At September 30, 1999, we also had a total of $1.4 million outstanding on two promissory notes issued in business acquisitions.
One of the notes in the amount of $1.0 million was repaid in October 1999 after the closing of our initial public offering. The other note is to be paid off in quarterly installments of $112,500 through October 1, 2000.

         Our capital requirements depend on numerous factors, including the rate of expansion of the ShopNow Network, the investments we make in our technology platform, the number of acquisitions, if any, that are completed and the composition of the consideration between cash and stock for those acquisitions and the resources we devote to expansion of our sales, marketing and branding programs. We have also entered into agreements with Chase Manhattan Bank, About.com and 24/7 Media that require us to make advertising and marketing expenditures of $6.0 million annually through 2001. We believe that existing cash balances and cash generated from operations, together with the net proceeds from the October 1999 initial public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures in the short-term (for the next 12 months), and at least through the next 18 months. After that time, we may be required to raise additional financing.
There can be no assurance that the assumed levels of revenues and expenses underlying our anticipated cash needs will prove to be accurate. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or even available at all.

         We are currently contemplating entering into a new secured credit facility with terms and interest rates customary for transactions of this type. We expect the maximum borrowings available under such new facility to be between $15 million and $25 million. If we enter into this new credit facility, some of the borrowings under this credit arrangement will be used to repay all outstanding indebtedness under the term loan and line of credit with Transamerica Business Credit Corporation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." Statement of Position 98-1 is effective for financial statements for years beginning after December 15, 1998. Statement of Position 98-1 provides guidance on accounting for computer software developed or obtained for internal use, including the requirement to capitalize specified costs and amortization of such costs. The implementation of Statement of Position 98-1 did not have a material impact on our financial position or operating results.

         In April 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES." Statement of Position 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As we have expensed these costs historically, the implementation of Statement of Position 98-5 did not have a material effect on our financial condition or operating results.

SEASONALITY

         We believe that retail transactions and advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. In addition, Internet usage typically declines during the summer and certain holiday periods. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry and in the usage of, and transactions on, our Web sites and those of our merchants. Seasonal and cyclical patterns in online transactions and advertising would affect our revenues. Those patterns may also develop on our Web sites. Given the early stage of the development of the Internet and our company, however, we cannot predict to what extent, if at all, our operations will prove to be seasonal.

IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

         OVERVIEW. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in system failures, delays or miscalculations.

         STATE OF READINESS. We rely on proprietary, as well as third-party, software in the operation of our business. Year 2000 testing of our proprietary software is part of our on going, internal quality assurance testing. To date, we have tested our core proprietary software to determine whether it is Year 2000 compliant. Because our user interface software frequently changes we do not test each revision to determine if it is Year 2000 compliant. By November 1999, we expect to have incorporated Year 2000 compliance testing into our user interface development process. For our third-party software, we have obtained Year 2000 compliance certificates from the companies from which we license software that is critical to the day-to-day operation of our business. Through September 30, 1999, we contacted approximately 80% of our third-party software suppliers to obtain Year 2000 compliance statements with respect to the software that we license from such companies. With respect to the companies from which we obtain critical outsourcing services, or with which we have key business relationships, we attempt to obtain warranties that such software is Year 2000 compliant. We have received such warranties from the companies from which we obtain critical outsourcing services and with which we have key business relationships.

         COSTS. To date, we have incurred less than $250,000 in third-party expenses as a result of our Year 2000 compliance efforts, which include an on-going review of our systems by an outside consulting company. If the review uncovers any Year 2000 problem related to our internal systems, we could incur substantial costs to remedy the problem. For example, we might have to purchase additional hardware or software and we could incur additional administrative costs. The exact costs would depend upon the scope of the problem. The actual occurrence of a Year 2000 problem could result in delays or losses of revenue, interruptions of Internet communications, cancellations of contracts by our customers, diversions of our development resources, damage to our reputation, increased service and warranty costs and litigation costs.

         WORST-CASE SCENARIO. We believe that our worst-case scenario would involve an unanticipated defect in one or more of our critical hardware or software systems or those of a critical outsourcing or business partner, resulting in an inability to maintain and operate our Web sites or process transactions generated by our Web sites. Such a defect would interrupt our business and expose us to breach of contract and other claims against us by our customers, merchants and business affiliates.

         RISKS. We are not currently aware of any internal Year 2000 compliance problem that could reasonably be expected to have a material adverse effect on our business, operating results or financial condition, without taking into account our Year 2000 remediation efforts. However, we may discover unanticipated Year 2000 compliance problems in our computer infrastructure that will require substantial revisions or replacements. In addition, third-party software, hardware or services incorporated into our material systems or other systems upon which we rely may need to be revised or replaced, which could be time consuming and expensive.

         The computer systems of governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control may not be Year 2000 compliant. The failure by such entities to achieve timely Year 2000 compliance could result in a systemic failure beyond our control, such as prolonged Internet, telecommunications or electrical failures. This could prevent shoppers and merchants from accessing our systems, which could harm our business, operating results and financial condition. In addition, the computer systems of the merchants who are part of the ShopNow Network may not be Year 2000 compliant. The failure by such entities to achieve timely Year 2000 compliance could prevent shoppers from consummating transactions through the ShopNow Network, which could harm our business, operating results and financial condition.

         CONTINGENCY PLAN. Because we regularly deploy new software, we believe that we must regularly test our software and other systems for Year 2000 problems. To conduct this testing, we have assembled a Year 2000 compliance team, headed by personnel from our quality assurance department. The compliance team has begun a phased approach to attempt to mitigate the possible effects of Year 2000 issues. As part of this initiative, the compliance team periodically implements code reviews to attempt to identify and isolate Year 2000 issues. Beginning in September 1999, we are conducting monthly Year 2000 testing by physically setting the date forward on our computer systems to the year 2000. On December 31, 1999, we plan to have personnel monitor our systems and software for Year 2000 issues, which our compliance team will then address.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         BECAUSE WE RECENTLY CHANGED OUR BUSINESS FOCUS, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

         ShopNow was incorporated in January 1994, and operated initially as a computer services company. In 1996, we changed the focus of our business to providing e-commerce and direct marketing services. In August 1998, we launched ShopNow.com, our shopping destination Web site. During the first nine months of 1998 and 1999, 80.9% and 42.2%, respectively, of our revenues came from retail sales of computer products through our BuySoftware.com online retail store. In June 1999, we ceased operation of our BuySoftware.com business. Accordingly, the recent changes in our business focus may make it difficult for you to evaluate our business and prospects. When making your investment decision, you should also consider the risks, expenses and difficulties that we may encounter as a young company in a rapidly evolving market.

         WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES

         We incurred net losses of $13.1 million and $47.2 million for the nine-month periods ended September 30, 1998 and 1999. At September 30, 1999, we had an accumulated deficit of $76.6 million. Although our revenues have grown significantly in recent quarters, in June 1999 we ceased operation of our BuySoftware.com business. As a result, we may not be able to sustain our recent revenue growth rates or obtain sufficient revenues to achieve profitability.

         We have historically invested heavily in sales and marketing, technology infrastructure and research and development and expect to do so in the future. As a result, we must generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase in absolute dollars and may increase as percentages of revenues. In addition, we may incur substantial expenses in connection with future acquisitions.

         OUR FUTURE REVENUES ARE UNPREDICTABLE AND WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE FROM PERIOD TO PERIOD

         It is difficult for us to accurately forecast our revenues in any given period. Our revenues could fall short of our expectations if we experience declines in shopper traffic or purchases, or if the number of merchants to whom we provide services decreases. Our business model has only been applied to the Internet since the mid-1990's, therefore we have limited experience in financial planning for our business on which to base our planned operating expenses. If our revenues in a particular period fall short of our expectations, we will likely be unable to quickly adjust our spending in order to compensate for that revenue shortfall.

         Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, such as:

         - the amount and timing of operating costs and expenditures relating to expansion of our operations and

         -    the mix of products and services that we sell.

         In addition, factors beyond our control may also cause our operating results to fluctuate, such as:

         - the announcement or introduction of new or enhanced products or services by our competitors and

         -    the pricing policies of our competitors.

         Period-to-period comparisons of our operating results are not a good indication of our future performance. It is likely that our operating results in some quarters will not meet the expectations of stock market analysts and investors and this could cause our stock price to decline.

         OUR BUSINESS MODEL IS UNPROVEN AND CHANGING

         Our business model consists of providing shoppers and merchants with an online marketplace and e-commerce and direct marketing services. This business model has only been applied to the Internet since the mid-1990's, is unproven and will need to continue to develop. Accordingly, our business model may not be successful, and we may need to change it. Our ability to generate sufficient revenues to achieve profitability will depend, in large part, on our ability to successfully market our e-commerce and direct marketing services to merchants that may not be convinced of the need for an online presence or may be reluctant to rely upon third parties to develop and manage their e-commerce offerings and direct marketing efforts.

         OUR FUTURE GROWTH WILL DEPEND ON OUR ABILITY TO MAKE ADDITIONAL ACQUISITIONS

         Our success depends on our ability to continually enhance and expand our online marketplace and our e-commerce and direct marketing services in response to changing technologies, customer demands and competitive pressures. Consequently, we have acquired complementary technologies or businesses in the past, and intend to do so in the future. If we are unable to identify suitable acquisition targets, or are unable to successfully complete acquisitions, our ability to increase the size of our operations will be reduced. This could cause us to lose business to our competitors and our operating results could suffer significantly.

         ACQUISITIONS INVOLVE A NUMBER OF RISKS

         Acquisitions that we make may involve numerous risks, including:

         -    diverting management's attention from other business concerns;

         - being unable to maintain uniform standards, controls, procedures and policies;

         -    entering markets in which we have no direct prior experience; and

         -    improperly evaluating new services and technologies.

         In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private financing. In this event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and that may result in dilution to our shareholders.

         Future acquisitions may involve the assumption of obligations or large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors would adversely affect our results of operations.

         If we are unable to accurately assess and effectively integrate any newly acquired businesses or technologies, our business would suffer. For example, in June 1998 we acquired e-Warehouse and CyberTrust. These companies had developed payment processing technologies that we planned to utilize as part of our e-commerce and direct marketing services. However, we are not currently utilizing the acquired technology, and we have determined that the technology has no other use or value to us. Because we are not using the acquired technology, we wrote-off substantially all of the $5.4 million aggregate purchase price for e-Warehouse and CyberTrust during the fourth quarter of 1998. We may be unable to successfully integrate other businesses, technologies or personnel that we acquire in the future.

         OUR SUCCESS DEPENDS UPON ACHIEVING ADEQUATE MARKET SHARE TO INCREASE OUR REVENUES AND BECOME PROFITABLE

         Our success and profitability is dependent upon achieving significant market penetration and acceptance of our online marketplace by both shoppers and merchants. Our online marketplace has achieved only limited market acceptance to date and we, therefore, do not currently have adequate market share to successfully execute our business plan. Our ShopNow.com Web site aggregates products and services from more than 30,000 merchants, but we must continue to attract new merchants in order to increase our attractiveness to consumers. If we are unable to attract substantial shopper traffic to our online market place, or if shoppers do not purchase products online in substantial volume, we may be unable to attract merchants.

         In order to attract shopper traffic and increase online purchase volume, we must:

         -    create brand awareness;

         -    ensure that we have Web sites that are easy to use;

         -    maintain a large selection of shopping categories and merchants;
              and

         -    create customer confidence in us and our merchants.

         IF WE DO NOT INCREASE BRAND AWARENESS OUR SALES MAY SUFFER

         Due in part to the emerging nature of the markets for an online market place and e-commerce and direct marketing solutions and the substantial resources available to many of our competitors, our opportunity to achieve and maintain a significant market share may be limited. Developing and maintaining awareness of the ShopNow brand name is critical to achieving widespread acceptance of our online marketplace and our e-commerce and direct marketing solutions. We launched our ShopNow.com shopping Web site in August 1998. The importance of brand recognition will increase as competition in our market increases. Successfully promoting and positioning the ShopNow brand will depend largely on the effectiveness of our marketing efforts and our ability to develop reliable and useful products at competitive prices. If our planned marketing efforts are ineffective, we may need to increase our financial commitment to creating and maintaining brand awareness among shoppers and merchants, which could divert financial and management resources from other aspects of our business, or cause our operating expenses to increase disproportionately to our revenues. This would cause our business and operating results to suffer.

         WE FACE SIGNIFICANT COMPETITION

         The market for Internet products and services is intensely competitive. Barriers to entry in Internet markets are not significant and current and new competitors may be able to launch new Web sites at a relatively low cost. Accordingly, we believe that our success will depend heavily upon achieving significant market acceptance of both our online marketplace and our merchant services before our competitors and potential competitors introduce competing services.

         ONLINE MARKETPLACE. We compete with various companies for e-commerce merchants, shoppers, e-commerce transactions, advertisers and other sources of online revenue. These competitors include:

         - online shopping destination Web sites, such as iMall and Shopping.com;

         - merchant and product Web site directories and search and information services, all of which offer online shopping, such as America Online, Microsoft, Yahoo!, Excite, Lycos and Infoseek; and

         - conventional merchants and retailers that offer goods and services directly over the Web.

The number of companies providing these types of services is large and increasing at a rapid rate. We expect that additional companies, including media companies and conventional retailers that to date have not had a substantial commercial presence on the Internet, will offer services that directly compete with us.

         SERVICES FOR MERCHANTS. We also compete with companies that may offer alternatives to one or more components of the e-commerce and direct marketing solutions that we offer to merchants. These competitors include:

         - companies offering e-commerce and online direct marketing services, such as Go2Net, Xoom and DoubleClick;

         - companies offering products that address specific aspects of e-commerce, such as payment and transaction processing and security, such as CyberSource;

         -    Web development firms;

         -    systems integrators;

         -    Internet service providers;

         - other providers of e-commerce outsourcing services, such as Digital River and USWeb/CKS and;

         -    traditional media companies.

We expect competition from these sources to intensify in the future.

         Many of the current and potential competitors to both our online marketplace and our merchant services are likely to enjoy substantial competitive advantages compared to us, including:

         -    larger customer or user bases;

         - the ability to offer a wider array of e-commerce and direct marketing services;

         - greater name recognition and larger marketing budgets and resources;

         -    substantially greater financial, technical and other resources;

         - the ability to offer additional content and other personalization features; and

         -    larger production and technical staffs.

         In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce and direct marketing solutions, and existing providers of e-commerce and direct marketing solutions may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services that compete with our Web sites may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face.

         To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and services, as well as our sales and marketing channels. Increased competition could result in a decrease in shopper traffic on our Web sites, fewer merchants listed in our directories, the obsolescence of the technology underlying our e-commerce and direct marketing services, a loss of our market share and a reduction in the prices or margins of our products and services.

         IF WE FAIL TO MAINTAIN OUR KEY BUSINESS RELATIONSHIPS AND ENTER INTO NEW RELATIONSHIPS OUR BUSINESS WILL SUFFER

         An important element of our strategy involves entering into key business relationships with other companies. Our success is dependent on maintaining our current contractual relationships and developing new relationships. These contractual relationships typically involve joint marketing, promotional arrangements or distribution. For example, we have entered into a licensing and co-marketing agreement with Chase Manhattan Bank, a joint development agreement with About.com, a cross promotion agreement with 24/7 Media, a distribution and marketing agreement with Qwest Communications, an agreement with HNC Software and a strategic advisor agreement with the ZERON Group. Although these relationships are a key factor in our strategy, in that they are intended to provide us important marketing and distribution arrangements, the parties with which we contract may not view their relationships with us as significant to their own businesses. To date, we have not derived material revenue from these relationships, and some of these relationships impose substantial obligations onus. It is not certain that the benefits to us will outweigh our obligations. For example, our relationship with 24/7 Media requires us to refer to them any merchant that would benefit from the advertising services offered by 24/7 Media and makes 24/7 Media the only third party authorized to sell advertising on our Web site. Several of our significant business arrangements do not establish minimum performance requirements but instead rely on contractual best efforts obligations of the parties with which we contract. In addition, most of these relationships may be terminated by either party with little notice. Accordingly, in order to maintain our key business relationships we will need to meet our partners' specific business objectives, including incremental revenue, brand awareness and implementation of specific e-commerce applications. If our key business relationships are discontinued for any reason, or if we are unsuccessful in entering into new relationships in the future, our business and results of operations may be adversely affected.

         IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID GROWTH OF OUR OPERATIONS OUR BUSINESS WILL SUFFER

         Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are increasing the scope of our operations domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to September 30, 1999, our total number of employees increased from less than 50 to 361. This growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to expand any of the foregoing areas efficiently and effectively could cause our business to suffer.

         WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL FOR SUCCESSFUL OPERATION OF OUR BUSINESS

         Our success depends on the skills, experience and performance of our senior management and other key personnel. Our key personnel include Dwayne Walker, our President and Chief Executive Officer, Jeffrey Haggin, the head of our direct marketing and creative services business, and Dr. Ganapathy Krishnan, our Chief Technology Officer. Only Messrs. Walker and Haggin have an employment agreement with ShopNow. Many of our executive officers have joined us within the past three years. If we do not quickly and efficiently integrate these new personnel into our management and culture, our business could suffer. Our business could also suffer if we do not successfully retain our key personnel.

         WE MUST HIRE ADDITIONAL PERSONNEL TO EXPAND OUR OPERATIONS

         Our future success depends on our ability to identify, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing and business development personnel. We intend to hire a significant number of personnel during the next year, and as of November 1, 1999 we had openings for 37 job positions. Competition for qualified personnel is intense, particularly in the technology and Internet markets. If we fail to successfully attract, assimilate and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer.

         OUR ABILITY TO DEVELOP AND INTEGRATE E-COMMERCE TECHNOLOGIES IS SUBJECT TO UNCERTAINTIES

         We have limited experience delivering our e-commerce products and services. In order to remain competitive, we must regularly upgrade our e-commerce services to incorporate current technology, which requires us to integrate complex computer hardware and software components. If we do not successfully integrate these components, the performance of the ShopNow Network and the ability of our network to accommodate a large number of merchants and consumers would suffer. While these technologies are generally commercially available, we may be required to expend considerable time and money in order to successfully integrate them into our e-commerce services and this may cause our business to suffer. We must also maintain an adequate testing and technical support infrastructure to ensure the successful introduction of products and services.

         OUR COMPUTER SYSTEMS MAY BE VULNERABLE TO SYSTEM FAILURES

         Our success depends on the performance, reliability and availability of our online marketplace and the technology supporting our e-commerce and online direct marketing services. Our revenues depend, in large part, on the number of shoppers and merchants that access our online marketplace and use our e-commerce and direct marketing services. This depends, in part, upon our actual and perceived reliability and performance. Any slowdown or stoppage of our online marketplace could cause us to lose customers and therefore lose revenue. Substantially all of our computer and communications hardware is located at leased facilities in Seattle, Washington and Weehawken, New Jersey. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. Because we presently do not have fully redundant systems or a formal disaster recovery plan, a systems failure could adversely affect our business. Our computer systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which may lead to interruptions, delays, loss of data or inability to process online transactions for our merchant customers. We may be required to expend considerable time and money to correct any system failure. If we are unable to fix a problem that arises, we may lose customers or be unable to conduct our business at all.

         OUR BUSINESS MAY BE HARMED BY DEFECTS IN OUR SOFTWARE AND SYSTEMS

         We have developed custom software for our network servers and have licensed additional software from third parties. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to fix.

         WE MAY NEED TO EXPAND AND UPGRADE OUR SYSTEMS

         We must expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic on our Web sites or our merchants' Web sites increases substantially. We could experience periodic temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We maybe unable to accurately project the rate or timing of increases, if any, in the use of our Web sites or when we must expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business by causing our customers to be unhappy with our services.

         OUR INTERNATIONAL OPERATIONS INVOLVE RISKS

         Our e-commerce and direct marketing solutions are available to merchants and shoppers worldwide. We also plan to make our online marketplace available to shoppers and merchants on a global basis. In the nine-month period ended September 30, 1999, international sales constituted 1.9% of total revenue. We are subject to the normal risks of doing business internationally. These risks include:

         - difficulties in managing operations due to distance, language and cultural differences;

         -    unexpected changes in regulatory requirements;

         -    export and import restrictions;

         -    tariffs and trade barriers and limitations on fund transfers;

         -    difficulties in staffing and managing foreign operations;

         - longer payment cycles and problems in collecting accounts receivable;

         -    potential adverse tax consequences;

         - exchange rate fluctuations, as we do not currently hedge our foreign currency exposures; and

         - political risks, such as changes in governments, and risks that assets in foreign countries may be nationalized.

             In addition, we are subject to risks specific to Internet-based companies in foreign markets. These risks include:

         - delays in the development of the Internet as a commerce medium in international markets;

         -    restrictions on the export of encryption technology; and

         - increased risk of piracy and limits on our ability to enforce our intellectual property rights.

         We intend to begin developing a Japanese-language online marketplace in the first quarter of 2000. In recent periods, the Japanese economy has been in a recession. If the Japanese economy does not recover, our efforts to develop a Japanese-language online marketplace and our ability to grow in that market could be impaired. In addition, the failure to succeed in the Japanese market could impair our ability to enter other international markets.

         WE MAY REQUIRE ADDITIONAL FUNDING TO SUCCESSFULLY OPERATE AND GROW OUR BUSINESS

         Although we believe that our cash reserves and cash flows from operations will be adequate to fund our operations for at least the next twelve months, these resources may be inadequate. Consequently, we may require additional funds during or after this period. Additional financing may not be available on favorable terms or at all.

If we raise additional funds by selling stock, the percentage ownership of our then current shareholders will be reduced. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our future capital requirements depend upon many factors, including, but not limited to:

         - the rate at which we expand our sales and marketing operations; and our product and service offerings;

         - the extent to which we develop and upgrade our technology and data network infrastructure; and

         -    the occurrence, timing, size and success of acquisitions.

         WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our intellectual property rights as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and, or license agreements with our employees, customers and others to protect our proprietary rights. Despite our precautions, unauthorized third parties might copy portions of our software or reverse engineer and use information that we regard as proprietary. We currently have four patents pending in the United States Patent and Trademark Office covering different aspects of our product architecture and technology. However, we do not currently own any issued patents and there is no assurance that any pending or future patent applications will be granted, that any existing or future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and our means of protecting our proprietary rights abroad may not be adequate. Any misappropriation of our proprietary information by third parties could adversely affect our business by enabling third parties to compete more effectively with us.

         OUR TECHNOLOGY MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

         Although we have not received notice of any alleged infringement by us, we cannot be certain that our technology does not infringe issued patents or other intellectual property rights of others. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming, and could divert our management's attention away from running our business.

         PROBLEMS RELATED TO THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

         We rely on proprietary as well as third party software in the operation of our business. Our proprietary software, as well as the third-party software on which we rely, is used in complex network environments, including the Internet, and directly and indirectly interacts with our customers' hardware and software systems. Despite preliminary investigation and testing by us and our customers, our proprietary software, the third-party software on which we rely, and the underlying systems and protocols may contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if the software or the systems that operate in conjunction with the software, including the Internet, experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of software that we use could result in delays or losses of revenue, interruptions of Internet communications, cancellations of contracts by our customers, diversions of our development resources, damage to our reputation, increased service and warranty costs and litigation costs.

         Year 2000 failures of our merchant customers' internal systems may affect their ability to purchase our products and services. If a significant number of our current or potential future customers experience Year 2000 failures, our business could suffer.

         Because of the publicity surrounding the Year 2000 issue, consumers may delay purchasing goods and services online in the last few months of 1999. If this occurs, our revenues could suffer.

         If the performance of our proprietary software is adversely affected by Year 2000 defects in hardware or software with which it interacts, our merchant customers or their end users may mistakenly believe that these defects occurred in our proprietary software. These customers and end users could react by demanding extensive technical support from us or by filing suit against us, either of which would cause a significant diversion of our management and financial resources.

         The computer systems of governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control may not be Year 2000 compliant. The failure by such entities to achieve timely Year 2000 compliance could result in a systemic failure beyond our control, such as prolonged Internet, telecommunications, or electrical failures. This could prevent shoppers and merchants from accessing our systems, which could harm our business, operating results, and financial condition. In addition, the computer systems of the merchants who are part of the ShopNow Network may not be Year 2000 compliant. The failure by such entities to achieve timely Year 2000 compliance could prevent shoppers from consummating transactions through the ShopNow Network, which could harm our business, operating results and financial condition.

         OUR SUCCESS DEPENDS ON CONTINUED INCREASES IN THE USE OF THE INTERNET AS A COMMERCIAL MEDIUM

         Sales of consumer goods using the Internet currently do not represent a significant portion of overall sales of consumer goods. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and shoppers. Rapid growth in the use of and interest in the Internet and other online services is a recent development. No one can be certain that acceptance and use of the Internet and other online services will continue to develop or that a sufficiently broad base of merchants and shoppers will adopt and continue to use the Internet and other online services as a medium of commerce.

         The Internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, including security technology and performance improvements. For example, if technologies such as software that stops advertising from appearing on a Web user's computer screen gain wide acceptance, the attractiveness of the Internet to advertisers would be diminished, which could harm our business.

         RAPID TECHNOLOGICAL CHANGE COULD NEGATIVELY AFFECT OUR BUSINESS

         Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize the market for online marketplaces. Our future success will depend in significant part on our ability to improve the performance, content and reliability of our services in response to both the evolving demands of the market and competitive product offerings. Our efforts in these areas may not be successful. If a large number of our merchant customers adopt new Internet technologies or standards, we may need to incur substantial expenditures modifying or adapting our e-commerce and direct marketing services to remain compatible with their systems.

         THE SECURITY PROVIDED BY OUR E-COMMERCE SERVICES COULD BE BREACHED

         A fundamental requirement for e-commerce is the secure transmission of confidential information over the Internet. Among the e-commerce services we offer to merchants are security features such as:

         -    secure online payment services;

         -    secure order processing services; and

         -    fraud prevention and management services.

         Third parties may attempt to breach the security provided by our e-commerce services or the security of our merchant customers' internal systems. If they are successful, they could obtain confidential information about shoppers using the ShopNow Network, including their passwords, financial account information, credit card numbers or other personal information. We may be liable to our merchant customers or shoppers for any such breach in security. Even if we are not held liable, a security breach could harm our reputation, and the mere perception of security risks, whether or not valid, could inhibit market acceptance of our services. We may be required to expend significant capital and other resources to license encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our merchant customers might decide to stop using our e-commerce services if their shoppers experience security breaches.

         WE RELY ON THE INTERNET INFRASTRUCTURE PROVIDED BY OTHERS TO OPERATE OUR BUSINESS

         Our success depends, in large part, on other companies maintaining the Internet infrastructure. In particular, we rely on other companies to maintain are liable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure of thousands of computers communicating via telephone lines, coaxial cable and other telecommunications systems may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth. If the performance or reliability of the Internet suffers, consumers could have difficulty obtaining access to the Internet. In addition, data transmitted over the Internet, including information and graphics contained on Web pages, could reach the consumer much more slowly. This could result in frustration by consumers, which could decrease shopper traffic and cause advertisers to reduce their Internet expenditures.

         FUTURE GOVERNMENTAL REGULATION AND PRIVACY CONCERNS COULD ADVERSELY AFFECT OUR BUSINESS

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to issues such as user privacy, taxation, infringement, pricing, quality of products and services and intellectual property ownership. The adoption of any laws or regulations that have the effect of imposing additional costs, liabilities or restrictions relating to the use of the Internet by businesses or consumers could decrease the growth in the use of the Internet, which could in turn decrease the demand for our e-commerce and direct marketing services, increase our cost of doing business, or otherwise have a material adverse effect on our business. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business.

         The Federal Communications Commission is currently reviewing its regulatory positions on the privacy protection given to data transmissions over telecommunications networks and could seek to impose some form of telecommunications carrier regulation on telecommunications functions of information services. State public utility commissions generally have declined to regulate information services, although the public service commissions of some states continue to review potential regulation of such services. Future regulation or regulatory changes regarding data privacy could have an adverse effect on our business by requiring us to incur substantial additional expenses in order to comply with this type of regulation.

         A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Foreign countries also may tax Internet transactions. The taxation of Internet-related activities could have the effect of imposing additional costs on companies, such as ShopNow, that conduct business over the Internet. This, in turn, could lead to increased prices for consumers, which could result in decreased demand for online shopping.

         WE COULD FACE LIABILITY FOR MATERIAL TRANSMITTED OVER THE INTERNET BY OTHERS

         Because material may be downloaded from Web sites hosted by us and subsequently distributed to others, there is a potential that claims will be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of this material. Negligence and product liability claims also potentially may be made against us due to our role in facilitating the purchase of products, such as firearms. Although we carry general liability insurance, our insurance may not cover claims of these types, or may not be adequate to indemnify us against this type of liability. Any imposition of liability, and in particular liability that is not covered by our insurance or is in excess of our insurance coverage, could have a material adverse effect on our reputation and our operating results, or could result in the imposition of criminal penalties on us.

         WE DO NOT CURRENTLY COLLECT SALES TAX FROM ALL TRANSACTIONS

         We do not currently collect sales or other similar taxes in respect to shipments of goods into states other than Washington and California. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies engaging in e-commerce. In addition, any new operation in states outside Washington and California could subject shipments into these states to state or foreign sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise could result in liability for penalties as well as on the sale of merchandise could result in liability for penalties as well as substantially higher expenses incurred by our business.

         OUR STOCK PRICE MAY BE VOLATILE

         The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. Our stock price could be subject to wide fluctuations in response to factors such as the following:

         - actual or anticipated variations in quarterly results of operations;

         -    the addition or loss of merchants and consumer traffic;

         - announcements of technological innovations, new products or services by us or our competitors;

         - changes in financial estimates or recommendations by securities analysts;

         - conditions or trends in the Internet and e-commerce and direct marketing industries;

         - changes in the market valuations of other Internet, online service or software companies;

         - our announcements of significant acquisitions, strategic relationships, joint ventures or capital commitments;

         -    additions or departures of key personnel;

         -    sales of our common stock;

         -    general market conditions; and

         -    other events or factors, many of which are beyond our control.

         These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stocks of many technology companies are at or near historical highs and reflect price to earnings ratios substantially above historical levels. These trading prices and price-to earnings ratios may not be sustained.

         In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently have instruments sensitive to market risk relating to exposure to changing interest rates and market prices. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         None.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 28, 1999, our registration statement on Form S-1, file number 333-80981, became effective. The offering date was September 28, 1999. All shares offered in the final prospectus (filed with the Securities and Exchange Commission on September 29, 1999) were sold, thus terminating our offering. The managing underwriters were Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray, SoundView Technology Group and Wit Capital Corporation. The offering consisted of 7,250,000 shares of ShopNow.com Inc. common stock issued in September 1999 and an additional 1,087,500 shares of common stock subject to the underwriter's over-allotment option, which was exercised on October 28, 1999. The aggregate price of the shares offered and sold was $100.1 million. Proceeds to us, after accounting for $7.0 million in underwriting discounts and commissions and $1.5 million in other expenses, were $91.6 million.

         We are using the net proceeds raised in the initial public offering primarily for working capital and general corporate purposes and to repay indebtedness. We have used and intend to use the net proceeds from this offering as follows:

         - Approximately $4.2 million of the net proceeds were used to repay our outstanding indebtedness to Transamerica Business Credit Corporation. The indebtedness repaid consisted of $4.0 million in principal that remained on a bridge note bearing interest at the rate of 12.0% per annum. The bridge note was due upon the earlier of December 1, 1999, or the date on which we receive more than $10.0 million in aggregate proceeds from the issuance of debt or equity securities. Following repayment of the bridge note, we continue to be indebted to Transamerica Business Credit Corporation for a term loan with a principal amount of $3.5 million and a $1.0 million line of credit.

         - Approximately $1.0 million of the net proceeds were used to redeem a $1.0 million promissory note that we issued to the Lovett Miller 1997 Fund, a shareholder of GO Software, when we acquired GO Software in June 1999. The promissory note bore interest at the rate of 10.0% per annum and was due upon the effectiveness of our registration statement.

         - The remainder of the net proceeds, or approximately $86.4 million, will be used for working capital and general corporate purposes. We do not currently have a specific plan for the use of these proceeds. The amounts that we actually expend for working capital will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash we generate from operations. As a result, we will retain broad discretion in allocating the net proceeds of this offering.

         In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, products and technologies. From time to time, in the ordinary course of business, we expect to evaluate potential acquisitions of such businesses, products or technologies. As a result, we will have broad discretion in the way we use net proceeds. Pending such uses, the net proceeds will be invested in interest-bearing, investment-grade securities.

         None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly to directors, officers or general partners of ShopNow or their associates, persons owning 10% or more of any class of our securities, or affiliates of ShopNow.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

                  None.

ITEM 5: OTHER INFORMATION

         On October 12, 1999, our board of directors was increased from seven to nine members, effective as of October 6, 1999, and Eytan Lombroso was appointed as a director to fill one of these new positions. The other position is still vacant and will be filled in accordance with our Amended and Restated Bylaws. Mr. Lombroso is 48 years old. Since May 1998, he has been Senior Vice President--Card Member Services at Chase Manhattan Bank. From September 1996 to May 1998, he was Senior Vice President--International Consumer at Chase. From August 1995 to September 1996, he was Senior Vice President--Merger Integration at Chase. From January 1993 to August 1995, he was Senior Vice President--Retail Bank Transformation at Chase. Mr. Lombroso was elected as one of our directors pursuant to a provision of our securities purchase agreement with Chase. Mr. Lombroso received a B.S. from Technion--Israel Institute of Technology and an M.B.A. from Pepperdine University.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 Amended and Restated Articles of Incorporation of ShopNow.com Inc. (incorporated by reference to exhibit number 3.1 to ShopNow.com's registration statement on Form 8-A (file number 000-26707), filed July 14, 1999.

     3.2 Bylaws of ShopNow.com Inc. (incorporated by reference to exhibit number 3.2 to ShopNow.com's registration statement on Form S-1 (file number 333-80981), filed June 18, 1999.

     10.1 Lease Agreement, dated October 2, 1999 between CEP INVESTORS XII LLC and ShopNow.com Inc.

     27.1  Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SHOPNOW.COM INC.

Date:  November 8, 1999

                                            By: /s/ Dwayne M. Walker
                                               ----------------------------
                                                Dwayne M. Walker
                                                Chief Executive Officer

                                            By: /s/ Alan D. Koslow
                                               -----------------------------
                                                Alan D. Koslow
                                                Chief Financial Officer