Form 10-K
period 1999-12-31
SHOPNOW COM INC
filed 2000-02-10
CIK 1087879

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-26707

                           --------------------------

                                SHOPNOW.COM INC.

             (Exact name of registrant as specified in its charter)

                           --------------------------

                         WASHINGTON                                              91-1628103
      (State or other jurisdiction of Incorporation or              (I.R.S. Employer Identification No.)
                       Organization)
                   411 FIRST AVENUE SOUTH
                      SUITE 200 NORTH                                              98104
                    SEATTLE, WASHINGTON                                          (Zip Code)
          (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 223-1996

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                             NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS        ON WHICH REGISTERED
         (None)                     (None)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by nonaffiliates of the registrant was $544,623,410 as of December 31, 1999, based on the closing sale price of such stock on the Nasdaq National Market on that date.

There were 43,947,409 shares of common stock outstanding as of February 7, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                     PART I

ITEM 1. BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED IN THE "FACTORS AFFECTING OPERATING RESULTS, OUR BUSINESS AND OUR STOCK PRICE" BELOW. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

OVERVIEW

ShopNow offers businesses a tailored end-to-end solution that addresses the challenges associated with implementing a successful e-commerce strategy. We offer access to the ShopNow network and a comprehensive suite of products and services ranging from custom application and online store development to online and traditional sales and marketing services and transaction processing. The ShopNow marketplace, which includes the ShopNow.com portal and its affiliate and syndication sites, allows merchants to target specific groups of shoppers. Our recently launched business-to-business marketplace, b2bNow.com, allows businesses to buy, sell and exchange goods and services with one another. This combination of products, services and marketplace access enables businesses to create online stores and custom web sites, access customers and transact business efficiently. ShopNow was incorporated in Washington in January 1994. As used in this annual report, the terms "we" and "ShopNow" mean ShopNow.com Inc. and its subsidiaries.

INDUSTRY BACKGROUND

RAPID GROWTH OF THE INTERNET AND E-COMMERCE

The Internet has grown in less than a decade from a limited research tool into a global network consisting of millions of computers and users. The Internet is an increasingly significant medium for communication, information and commerce. International Data Corporation, or IDC, estimates that at the end of 1998 there were over 62 million web users in the United States and over 142 million web users worldwide and that by the end of 2003 the number of web users will increase to 177 million in the United States and to over 502 million worldwide.

The rapid growth of the Internet has given businesses, merchants and shoppers the opportunity to conduct an increasing amount of commerce online. We believe that e-commerce offers numerous advantages to businesses, merchants and shoppers. Shoppers receive increased selection, competitive prices and the convenience of being able to shop on the Internet 24 hours a day, 7 days a week from the location of their choice. The Internet enables merchants to reach a global audience and operate with limited infrastructure, reduced overhead and greater economies of scale. Merchants can customize web site content to match the needs and preferences of individual shoppers by transparently personalizing content for each shopper. By facilitating access to information, the Internet enables merchants to give customers more detailed product information while affording merchants the opportunity to obtain detailed information about the purchasers of their products. In addition, online merchants can reduce selling costs by reducing or eliminating investments in physical retail locations and automating much of the interaction with their customers. These advantages are resulting in a dramatic increase in the amount of commerce conducted over the Internet and the number of businesses and merchants advertising and selling goods and services online. According to IDC, worldwide transactions on the Internet are expected to increase from approximately $111 billion in 1999 to approximately $1.3 trillion in 2003, with the total number of users who purchase products and services online increasing from approximately 48 million to approximately 182 million worldwide during the same period.

CHALLENGES TO CONDUCTING COMMERCE OVER THE INTERNET

Businesses and merchants increasingly are determining that they need an online presence to take advantage of the rapid growth and benefits of e-commerce. To conduct commerce online effectively and efficiently, however, businesses and merchants must address a number of challenges:

    - WEB SITE PLANNING AND STOREFRONT DESIGN: Businesses and merchants must design and implement the look and feel of their online stores and custom web sites in a way that provides a rich, easy-to-use and generally satisfying end-user experience that fosters buying and repeat visits. Storefront design must promote the merchants' brands, identities and product information through the use of graphics, images and text content.

    - VISIBILITY AND CUSTOMER ACQUISITION: Merchants need to effectively communicate with their targeted online audience to maximize the number of visits to, and purchases from, their web sites. Both online merchants seeking to establish a brand and traditional merchants with established brands need to create visibility online and to distinguish themselves from the significant number of competitors selling products and services on the Internet. Achieving widespread brand recognition and customer loyalty in a crowded market where consumers are inundated with Internet-related advertising requires a comprehensive and focused marketing strategy to reach the desired audience. These efforts require a broad range of both online and traditional techniques ranging from banner and hyperlink advertisements or e-mail communications to traditional methods, such as direct mail. In order to attract the highest number of desired online shoppers, merchants need to employ creative marketing solutions that position their products and services more effectively than those of their many competitors.

    - TRANSACTION PROCESSING: Businesses and merchants must implement solutions that enable them to efficiently and effectively process orders once they are placed. Online transaction processing is complex and involves a number of elements including secure, dependable, automated real-time payment authorization, calculation of tax and shipping charges, order tracking and customer service. Online orders for physical goods must be transmitted to fulfillment centers, distributors or merchant-owned distribution centers for shipment of the goods.

In light of these challenges, businesses and merchants who choose to internally develop and maintain an e-commerce presence must invest a significant amount of capital and technical resources. E-commerce technology evolves rapidly, necessitating timely implementation and upgrades. The lengthy and often cost-prohibitive nature of in-house development and maintenance has caused an increasing number of businesses and merchants to outsource some or all of their e-commerce capability development to third-party service providers. Outsourced solutions offer convenience and savings but most service providers specialize in specific, limited aspects of an Internet merchant's business. Merchants who outsource their e-commerce capability development typically must devote significant technical expertise and other resources to coordinate multiple vendors and integrate the various components.

As e-commerce solutions evolve and online businesses and merchants proliferate, need and demand increase for outsourced e-commerce solutions that seamlessly integrate every aspect of an online business from storefront development to marketing services, transaction processing and fulfillment.

THE SHOPNOW SOLUTION

We are an end-to-end developer and provider of e-commerce enabling solutions for businesses and merchants. We provide a comprehensive suite of products and services that enable businesses and merchants to create, support and grow an efficient, scaleable and reliable online presence. Our marketing services use both traditional and online methods to bring businesses, merchants and shoppers together, while our other e-commerce products and services enable businesses and merchants to develop and complete online transactions. Our e-commerce platform includes custom application and online store development and design, hosting and maintenance, fraud prevention, payment processing and order fulfillment. We provide customers with a wide variety of supporting technologies in order to meet their specific needs. Our sales and marketing services include merchant and product listing on our online marketplaces, advertisements and e-mail promotions and other creative services. We also operate the ShopNow marketplace, a distributed network of web sites comprised of the ShopNow.com portal and more than 4,000 affiliate and syndication shopping sites, which together provide access to more than 45,000 merchants offering over five million products. In addition, we operate b2bNow.com, our business-to-business portal and online marketplace.

Key benefits of our solution include:

    - END-TO-END INTEGRATED SOLUTION. We believe that we provide all of the critical capabilities required to enable businesses and merchants to conduct commerce online. We offer businesses and merchants a comprehensive suite of e-commerce products and services and access to online marketplaces. Our marketing services include advertising, merchandising and e-mail services on our ShopNow marketplace and on our b2bNow.com marketplace. Our end-to-end solution minimizes the time, complexity, inconvenience and cost ordinarily associated with a multi-vendor or internally developed solution.

    - QUICK TIME TO MARKET. The pace of change and the rate of growth of the Internet require greater speed in implementation of e-commerce solutions. Our extensive experience in web site planning and storefront development allows us to create commerce-enabled web sites for our clients - ranging from the basic to the highly customized - in less time than such tasks typically require of an in-house developer.

    - IMMEDIATE AND LONG-TERM SAVINGS. We enable businesses and merchants to improve their return on investment by allowing them to avoid the significant diversion or investment of resources required to develop and maintain e-commerce capabilities internally or to integrate a multi-vendor solution. Because we regularly reevaluate and update our merchant services and network offerings, our clients can easily keep pace with rapidly evolving e-commerce technology.

    - FACILITATE CUSTOMER ACQUISITION. ShopNow.com allows merchants to market their products and services in an established online marketplace where shoppers congregate for the specific purpose of making purchases. We enable shoppers to search for products and services in an organized manner and to evaluate offerings from numerous merchants based on a variety of criteria. Unlike content and community-oriented portals, ShopNow.com is focused principally on, and identified with, shopping. As a result, we can attract visitors who are more likely to buy a product or service at our clients' sites. Our ability to utilize detailed demographic and shopper preference data enables us to offer targeted marketing services to our merchant customers. The ShopNow marketplace, together with our merchant marketing services, allows merchants to quickly and efficiently attract a targeted group of customers.

    - COMPREHENSIVE TECHNOLOGY PLATFORM. We provide a flexible scaleable technology platform from which we can tailor solutions to meet the changing needs of our clients. Our platform is a combination of third-party technologies and technologies that we have developed. We also have serving and hosting capabilities that enable our clients to outsource the storage and transmission functions of their e-commerce operations. This technology provides merchants a high level of reliability, 24 hours a day, 7 days a week. Using data centers with redundant servers, continuous monitoring and high speed Internet connections, we can provide clients with the performance they require for uninterrupted e-commerce operations.

STRATEGY

Our goal is to be the leading e-commerce enabling company for businesses and merchants. We plan to achieve this goal through the following strategies:

    - EXPAND OUR BUSINESS-TO-BUSINESS PORTAL. Through our recently launched business-to-business portal and online marketplace, b2bNow.com, we provide e-commerce enabling solutions for businesses and merchants seeking to transact business with one another online. Currently, b2bNow.com includes the following features: a request for quotation/request for proposal search engine, a business directory, online store building tools, sales and marketing services and information and content relevant to businesses. We intend to further expand b2bNow.com by adding features such as a procurement system, by entering into additional key relationships and by encouraging merchants on the ShopNow marketplace to participate in b2bNow.com. Upon completion of the acquisition of Ubarter.com, we plan to integrate Ubarter's online barter marketplace into b2bNow.com. In addition, we plan to offer our suite of merchant services on b2bNow.com.

    - EXPAND THE SHOPNOW MARKETPLACE. We intend to aggressively expand the ShopNow marketplace primarily by using the technology and services acquired through our recent acquisitions to broaden the range of features available to listed merchants. We will continue to promote a high volume of shopper traffic on our network and attempt to increase the number of quality customer leads generated for listed merchants. We plan to rapidly expand the number of new ShopNow affiliate and syndication shopping sites to increase revenues and make the ShopNow marketplace more visible and accessible. In addition, we are currently exploring the use of technologies and applications relating to commerce transactions over wireless communication devices. We also intend to enrich shoppers' experiences on the ShopNow marketplace through applications that take advantage of broadband technologies.

    - ENHANCE AND EXTEND OUR SUITE OF E-COMMERCE ENABLING PRODUCTS AND
      SERVICES. We intend to continue to add new features to our suite of e-commerce enabling solutions. We believe that, for little incremental cost, we can easily integrate into our suite new features that will contribute additional revenues from lead generation, advertising, upselling merchant services and licensing and syndication. For example, we are attempting to expand our merchant marketing services by updating our technology to increase the quality and amount of data provided by shoppers on the ShopNow marketplace. To provide additional and better quality leads to merchants, we recently expanded the tools available to shoppers to include price search engines and merchant rating systems.

    - PROMOTE BRAND VISIBILITY. We will continue to promote the ShopNow.com and b2bNow.com brands as the best means for conducting business on the Internet. To accelerate the acceptance and penetration of our brands among businesses, merchants and shoppers, we will continue to advertise our brands through both online and traditional channels such as radio and newspapers. Online efforts include placing banner and other hyperlink advertisements on portal and other destination web sites. To reach a mass audience, we will continue to conduct national advertising campaigns in traditional media. We will also expand our efforts to promote our brands through trade publication advertisements, direct mail and promotional activities, trade shows and media events.

    - PURSUE ACQUISITIONS AND STRATEGIC BUSINESS RELATIONSHIPS. We intend to make acquisitions and enter into business relationships that enhance the effectiveness of our products and services and the quality of our online marketplaces. To date, we have focused on acquisitions and strategic business relationships that provide us access to improved technology, new domestic and international markets and prospective clients. In the future, we expect to focus principally on acquisitions and strategic business relationships that will enhance and grow b2bNow.com.

    - EXPAND INTERNATIONALLY. We will seek to leverage the anticipated global growth in e-commerce by expanding our online marketplaces internationally. We plan to commence our international expansion with the development of business opportunities in Japan in the first half of 2000. We intend to accelerate our international expansion by entering into strategic alliances with foreign businesses. We also plan to register our web sites on international search engines, seek relationships with foreign portal web sites and develop foreign-language user interfaces. We believe that these features will enable international shoppers to more easily access our online marketplaces, thereby increasing the number of participants on the ShopNow network.

OUR PRODUCTS AND SERVICES

MERCHANT SERVICES

We offer businesses and merchants a wide variety of enabling products and services, including:

    - SECURE PAYMENT AND ORDER PROCESSING. We provide online payment and order processing software and services. Our software and services assist our merchant clients with credit card authorization, address verification, automated tax and shipping calculations, order tracking and customer service. Our payment processing system currently interacts with 21 credit card processors. For security, we use advanced encryption methods. To exchange information with merchants and shoppers on our web sites, our network servers use software that complies with the Secure Sockets Layer specification, the predominant method for managing the security of transmissions over a network.

    - FRAUD PREVENTION. Our fraud prevention services use artificial intelligence programs, a database of historical transactions and validation by an authorized financial institution to confirm shoppers' identities and to assess their credit status. We can adjust the stringency of the fraud screening process based upon a merchant's requirements and the nature of the transaction to assist the merchant in maximizing sales opportunities. Under an agreement with HNC Software, we have licensed the right to use their eFalcon fraud management system.

    - E-COMMERCE HOSTING AND MAINTENANCE. We provide services to operate and maintain online stores on behalf of our listed merchants. We use data centers with redundant servers, 24-hour monitoring and support and high-speed Internet connections to provide customers with continuous e-commerce operations. We also provide merchants with detailed electronic and hard copy reports summarizing visits to and transactions made on their online stores.

    - CUSTOM APPLICATION AND ONLINE STORE DEVELOPMENT. We provide businesses and merchants with design and technical development services for their web sites and online stores, including design and advertisement copy services and image management and production. We create commerce-enabled web sites ranging from the basic to the highly customized.

    - MARKETING AND CUSTOMER ACQUISITION SERVICES. Our marketing services are designed to enable merchants to enhance their visibility on the ShopNow marketplace, facilitate customer acquisition and retention, and increase sales. We offer a range of online advertising and listing services, e-mail promotions and lead delivery programs for merchants. We offer merchants a variety of listing positions in our merchant database, which shoppers access through ShopNow.com. The merchant listing positions differ by length of store description, number of search engine keywords that refer to the merchant's products, order in which the merchant is listed within a product category and availability of certain promotional listings. Advertisements can be prominently displayed on ShopNow.com or on the web site networks of our marketing affiliate, 24/7 Media. From these advertisements, shoppers can hyperlink directly to an advertiser's web site, enabling the advertiser to directly interact with an interested shopper. Merchants can also reach a more focused audience by sponsoring a specific product category or, alternatively, a wider audience by marketing to visitors on our affiliate and syndication shopping sites. Our e-mail promotions enable merchants to alert shoppers registered with us to special merchant product or service offerings. We also offer a lead delivery program that provides merchants with a specific number of visits by shoppers to the merchants' web sites over a given period of time. If we fail to deliver the specified number of visits, the contractual term is extended until we have delivered the required number of leads.

    - CUSTOMER ORDER FULFILLMENT AND CALL CENTER MANAGEMENT. We have preferred supplier agreements with several companies that specialize in providing customer order fulfillment services for merchants that lack such capabilities. These services include warehousing, packaging and distribution and call center services. Our preferred supplier agreements allow us to obtain pricing discounts and other favorable terms from these companies by aggregating several of our clients' order fulfillment and call center activities under one contract that we enter into and manage on behalf of our clients. We also have relationships with several vendors whose warehouses we use to fill orders that we take on behalf of our clients through our web sites and to deliver the purchased merchandise directly to shoppers. We have integrated our order processing, payment processing and fraud prevention systems with those of our preferred suppliers to provide our merchants with an integrated e-commerce platform.

Our various merchant services can be purchased as an integrated suite or individually, which allows businesses and merchants to tailor their service package to their particular needs. Fee arrangements are based on the specific service purchased and may be computed on a project basis, a monthly fee basis, a per transaction basis or a combination thereof.

THE SHOPNOW MARKETPLACE

The ShopNow marketplace aggregates merchants and shoppers over a distributed network of web sites. The ShopNow marketplace consists of ShopNow.com, our shopping portal, and more than 4,000 affiliate and syndication sites. Our marketplace aggregates more than five million products and services offered by more than 45,000 merchants, including retailers, catalog companies, manufacturers and individuals. The ShopNow.com directory lists merchants under 28 different product categories. Our web site provides shoppers with multiple ways to search our merchant database. To reach a specific merchant's web site, a shopper clicks on the hyperlink to that site. Shoppers complete transactions directly at a merchant's web site, allowing merchants to conduct e-commerce under their own brand names. In some cases, we act as the merchant-of-record and offer products directly to consumers from the ShopNow marketplace. These products usually are shipped directly from the manufacturer or distributor. We principally offer these products to drive traffic to the ShopNow marketplace.

During the last quarter of 1999, we completed three acquisitions to enhance the ShopNow marketplace. They were the acquisition of the SpeedyClick community web site, the bottomdollar.com comparison shopping engine and the Cortix merchant rating system. The acquired businesses also provide additional means for shoppers to access our merchants' web sites. We believe that these enhancements will generate additional consumer traffic on the ShopNow marketplace, which in turn will attract additional participating merchants to whom we can cross-sell our e-commerce enabling products and services.

We recently launched eBuy, our proprietary transactional banner service. eBuy allows a shopper to click on a banner advertisement from within any web site and purchase the product or service in the banner advertisement without leaving the site where the shopper originally saw the banner advertisement. We have licensed the eBuy technology to 24/7 Media, GiftSpot.com, AthleteNow.com, ChickClick.com and ArtGalleryLive.com. The private label version of eBuy for 24/7 Media is marketed as Click2Buy.

b2bNow.com

b2bNow.com is a global business-to-business portal that enables businesses to buy, sell and promote their products and services to other businesses in a single online marketplace. Launched in January 2000, b2bNow.com's e-commerce features currently include a request for quotation/request for proposal search engine, enhanced business listings and placements, business web hosting, business web store building tools, business headlines, financial news, targeted newsletters, stock quotes, site traffic reports and other sales and marketing services. In addition, following completion of our proposed acquisition of Ubarter.com, we plan to integrate Ubarter.com's online barter marketplace into b2bNow.com. We believe barter provides a valuable and flexible alternative to cash transactions for businesses wishing to exchange goods and services without disadvantaging their distribution partners. The availability of an online barter marketplace will allow our clients to better manage sales of business assets, excess inventory, surplus production and other goods and services.

Our advertising and merchandising revenues are subject to seasonality, and our online marketplaces and the other components of our solution may develop seasonal and cyclical patterns as our market becomes more developed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Seasonality" contained in Part II, Item 7 of this annual report.

CUSTOMERS

The following is a list of our top ten customers in terms of revenues from merchant services and revenues from our top ten advertising and merchandising customers on the ShopNow marketplace for the year ended December 31, 1999:

Merchant Services                                           ShopNow Marketplace
-----------------                                           -------------------
ArtGalleryLive.com                                          Accounting.net
AthleteNow.com                                              AuctioNet.com
Birkenstock                                                 Damark
Hallmark Cards                                              eBay
The Nature Company                                          ephones.com
Palm Computing                                              FashionMall.com
SelfCare                                                    iWin.com
Service Merchandise                                         MVP.com
Snowball.com                                                Perfumania.com
Sony                                                        Social Net

Our top ten merchant services customers accounted for 19% of our total revenues for the year ended December 31, 1999. Our top ten advertising and merchandising customers on the ShowNow marketplace accounted for 8% of our total revenues for the year ended December 31, 1999.

RECENT ACQUISITIONS

We have acquired a number of businesses that expand the range of our e-commerce enabling products and services, enhance our technology and facilitate our international expansion. We intend to continually evaluate acquisition opportunities. In the future, we expect to focus principally on acquisitions that will enhance and grow b2bNow.com.

Since January 1999, we have acquired seven companies that possess attributes complementary to our products and services for an aggregate consideration of approximately $132 million in common stock (valued as of the date of each acquisition) and $19 million in cash. The companies acquired include:

SPEEDYCLICK. On November 12, 1999, we acquired SpeedyClick, Corp., one of the fastest growing web communities for women. SpeedyClick is highly targeted, with a special focus on creating a fun, interactive and commerce-oriented community for women. Of the sites specifically targeted to women, SpeedyClick has had the first or second largest number of hits from women Internet users in each of the seven months between June and December 1999, according to PC Data Online. SpeedyClick is headquartered in Glendale, California.

CORTIX (20-20CONSUMER.COM). On December 3, 1999, we acquired Cortix Inc., an operator of comparison-shopping services, which include online reviews and ratings of commerce oriented businesses, merchants and products. Cortix's independent and unbiased online comparison-shopping service saves online shoppers time and money and generates qualified leads for merchants. The service tracks prices and information on thousands of products. Shoppers can comparison shop and retrieve and post ratings of Internet merchants using Cortix technology. We believe that this technology will enhance the shopping experience on ShopNow.com.

WEBCENTRIC (BOTTOMDOLLAR.COM).  On December 17, 1999, we acquired
WebCentric, Inc., a developer of e-commerce integration technology and applications, including bottomdollar.com. Bottomdollar.com is a comparison shopping engine that provides shoppers with comparisons of products offered by Internet merchants in the United States, the United Kingdom, France and Canada. The bottomdollar.com shopping engine also provides comparison services on affiliate web sites.

In addition, in January 2000 we entered into a definitive agreement to acquire Ubarter.com Inc., a business-to-business barter marketplace. We believe that the availability of an online barter marketplace will allow our clients to better manage sales of business assets, excess inventory, surplus production and other goods and services. We expect to complete this acquisition in the second quarter of 2000.

STRATEGIC BUSINESS RELATIONSHIPS

We have entered into strategic business relationships with the following companies:

PRIVASEEK. On January 5, 2000, we announced a strategic alliance with PrivaSeek, Inc., a developer of permission marketing and privacy management solutions. We intend to jointly launch Persona, PrivaSeek's suite of identity and permission management tools, by the end of 2000. Persona will allow shoppers and merchants to conveniently exchange and effectively manage shopper information, permissioning and usage online across the ShopNow marketplace. Currently, an online shopper's personal information is stored on individual web sites, and use of the information is determined by the web sites' operators. After we launch Persona, shoppers visiting the ShopNow marketplace will experience personalized advertisements or special offers relevant to their interests or personal life events.

TRADEX TECHNOLOGIES. On January 27, 2000, we entered into a strategic relationship with TRADEX Technologies, Inc., a platform provider for business-to-business marketplaces which enables businesses to exchange goods, services and information over the Internet. We intend to integrate the TRADEX platform on b2bNow.com to enable the businesses using our business-to-business portal to simplify their procurement and trading processes. We expect to receive transaction fees from businesses that buy or sell products or services in the b2bNow marketplace using this and other online trading technologies. We expect that this integration will be complete by the end of the second quarter of 2000. On December 16, 1999, TRADEX and Ariba Inc. announced the execution of a definitive agreement for Ariba's acquisition of TRADEX. We believe that our strategic relationship with TRADEX and Ariba will allow the businesses on b2bNow.com to satisfy their procurement needs in a competitive e-commerce marketplace while enabling such businesses to buy and sell more efficiently.

ESCROW.COM. On October 25, 1999, we entered into a three-year agreement to serve as the exclusive payment processing service provider to escrow.com, Inc., a developer of e-commerce processing and fulfillment for buyer and seller sites, including online auctions, online business-to-business sites and online business-to-consumer sites. As part of the agreement, we will receive a fee for each escrow transaction processed by escrow.com through our payment processing technology.

CHASE MANHATTAN BANK. In July 1999, we entered into an agreement with Chase Manhattan Bank, through one of its affiliates, to launch an Internet shopping site featuring Chase and ShopNow. This site, ChaseShop.com, was launched in October 1999 and is part of Chase's online banking site. It possesses the same core functionality as ShopNow.com with the design, color scheme and branding of Chase.com. Similar to ShopNow.com, visitors can shop at the sites of over 45,000 merchants, as well as shop for particular products and brands. We jointly sell advertising and merchandising on the site. Pursuant to this agreement, Chase pays us a licensing fee to use the technology underlying the site. Chase is a preferred provider of financial services for ShopNow.com and the exclusive marketer of credit cards featuring the ShopNow brand. Each party shares in the revenues of the other based on the amount of business generated through the agreement. The agreement has an initial term of 27 months, with a three-year renewal at Chase's option.

ABOUT.COM. In July 1999, we entered into an agreement with About.com, Inc., a leading Internet network of commerce communities. Under this agreement, we became the exclusive generalized shopping directory service on About.com, obtained designated placement on About.com of a hyperlink to the ShopNow.com site and are guaranteed to receive a minimum number of banner ads annually from About.com. This shopping section gives us access to all visitors to the About.com network, which we believe will attract additional visitors to our online marketplaces. The agreement has a five-year term, and each party has the right to terminate upon 90 days notice after April 1, 2000.

HNC SOFTWARE. In May 1999, we entered into a three-year agreement with HNC Software, Inc. Under the agreement, HNC will provide us with a number of e-commerce products including marketing, fraud detection and customer support software at preferential prices. Integration of these products with our technology platform will allow us to provide merchants with better tools to manage their customer relationships.

24/7 MEDIA. In April 1999, we entered into a three-year cross promotion agreement with 24/7 Media, Inc., an online advertising network. Under the agreement, 24/7 Media promotes our e-commerce and marketing services to its network of affiliated web sites in exchange for our promotion of 24/7 Media's advertising, representation and e-mail management services to our merchant customers. 24/7 Media is primarily a point of distribution for advertising campaigns that serve banner advertisements on web sites or by e-mail. Our marketing services are oriented toward strategic planning and creative implementation of the online marketing or advertising campaigns distributed by companies such as 24/7 Media.

Although we view our business relationships as an important factor in our overall business strategy, the other parties to these relationships may reassess their significance at any time. These relationships generally do not establish minimum performance requirements but instead rely on the contractual best efforts of the parties. In addition, several of our strategic business relationships may be terminated with little notice.

SALES AND MARKETING

SALES

Our sales strategy is designed to increase market awareness of the ShopNow.com and b2bNow.com brands, expand the ShopNow and b2bNow marketplaces, and develop additional revenue opportunities by cross-selling and upselling additional e-commerce and marketing services to our existing clients.

We sell our merchant services primarily through our direct sales force. Our sales organization targets businesses and merchants seeking online marketing services and custom e-commerce services. These employees are currently located at our headquarters in Seattle, Washington. We intend to increase our sales presence by opening field sales offices. Our success in doing so will depend on our ability to attract additional qualified sales personnel.

MARKETING

We currently employ a variety of traditional and online marketing programs, business development and promotional activities as part of our marketing strategy. We place advertisements on high-profile third-party web sites and on our own web sites. We also rely on relationship marketing, including word-of-mouth advertising by merchants and shoppers, indirect promotions by merchants with links to our web sites and indirect advertising arising through use of our services. Although we have reduced our reliance on traffic promotion agreements as awareness of the ShopNow brand has increased, we believe that relationship marketing will continue to generate a substantial number of new merchant customers and additional shopper traffic. We intend to introduce a number of other brand awareness and customer loyalty programs through our web sites.

To augment our online marketing efforts, we have initiated an aggressive brand promotion campaign using traditional media, including print, radio, billboard and television advertising. We also rely on public relations activities, attendance at industry trade shows and direct mail programs to increase merchant awareness of our products and services and to generate additional sales. We intend to continue to participate in joint promotions using online and traditional advertising media.

TECHNOLOGY AND INFRASTRUCTURE

Our e-commerce enabling products and services and online marketplaces require the development and deployment of advanced e-commerce technologies and methodologies. Consequently, we have invested heavily in licensing advanced technologies and in developing a core set of technologies. Our third-party vendors provide relational databases, such as Oracle and Microsoft SQL server, search technologies, ad servers, catalog engines and various back-end automation technologies. Our proprietary technologies include interfaces to customer order fulfillment systems and payment systems. We provide fraud prevention software through a proprietary interface with HNC Software.

Our software runs on system hardware that is hosted in leased and third-party data centers located in Seattle, Washington and Sterling, Virginia. These data centers are connected to our headquarters in Seattle, Washington through high speed networks. These data centers, as well as the system hardware located at our headquarters, are connected to back-up generators to maintain uninterrupted electrical service and to the Internet through multiple Internet service providers to avoid connectivity problems. Our systems are redundant, and we maintain multiple clustered high speed routers, multiple clustered load balancing hardware, multiple web servers and multiple application and database servers. Data for our networks is stored on dedicated, high speed and redundant disk appliances that provide continuous access to the data even if individual disk drives, computers and power supplies fail. Data is backed up regularly and is stored off site at the third-party data centers to provide for data recovery in the event of a disaster. We employ extensive automated and manual monitoring to maintain a high level of network uptime.

We employ several relational databases to collect product stock keeping unit transaction data and to track multiple resellers or affiliates. Our databases have been designed for high levels of performance and scaleability. Shopper data is maintained in a profile database that is used for targeted shopper relationship management. The software architecture has been designed to accommodate our expected growth over the next 24 months.

We believe that our future success will depend in part on our ability to license, develop and maintain advanced e-commerce technologies. Consequently, we expect to invest heavily in developing new technologies and to continue to make strategic acquisitions to increase our direct control and ownership of proprietary technology.

INTELLECTUAL PROPERTY

Intellectual property is critical to our success, and we rely upon patent, trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary rights and intellectual property. However, patent, trademark, copyright and trade secret protection may not be available in every country in which our products and services are distributed or made available. Our proprietary software, documentation and other written materials are provided limited protection by international and United States copyright laws. In addition, we protect our proprietary rights through the use of confidentiality and license agreements with employees, consultants and affiliates.

We currently have five pending United States patent applications. We do not have any issued patents.

We have registered the trademark "ShopNow." We have applied for United States trademark registrations for the marks "ShopNow.com" and "b2bNow.com." These marks may also be protected in other jurisdictions.

Our transaction processing and advertisement serving technology collects and uses data derived from user activity on our web sites and those of our merchants customers that we maintain. This data is intended to be used for targeted marketing and for predicting advertisement performance. Although we believe that we have the right to use such data, trade secret, copyright or other protection may not be available for such information or others may claim rights to such information.

In December 1999, we acquired WebCentric, operator and creator of bottomdollar.com, a proprietary search engine capable of aggregating large amounts of product data and information (i.e. price, delivery times) from participating web sites.

RESEARCH AND DEVELOPMENT

Our research and development efforts are directed towards improving the design and functionality of our online marketplaces, improving our network systems and enhancing the technology underlying the features of our e-commerce products and services. Research and development expenses were $2.4 million in 1997, $4.4 million in 1998 and $8.9 million in 1999.

COMPETITION

The market for e-commerce enabling solutions and online marketplaces is new, intensely competitive, highly fragmented and rapidly changing. Barriers to entry are not significant and we expect competition to intensify in the future. Although we believe no one company currently offers a range of e-commerce enabling solutions as comprehensive as our suite of products and services, many companies offer alternatives to one or more of our products and services. These companies include InfoSpace, Go2Net, Yahoo! and Cybersource.

The number of companies providing products and services that compete with ours is large and increasing at a rapid rate. Many of our competitors and potential competitors have substantially greater financial, technical, marketing and other resources. We expect that additional companies which to date have not had a substantial commercial presence on the Internet or in our markets, will offer competing products and services. In addition, as the use of the Internet and online products and services increases, larger well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce products and services and existing providers of e-commerce solutions may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of web directories and information services may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face.

EMPLOYEES

At December 31, 1999, we had 476 employees, including 208 in merchant services and b2bNow.com, 229 in the ShopNow marketplace, and 39 in general and administrative functions. We are not subject to any collective bargaining agreements and believe that our employee relations are good.

FACTORS AFFECTING OUR OPERATING RESULTS, OUR BUSINESS AND OUR STOCK PRICE

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS ANNUAL REPORT. WHILE WE HAVE ATTEMPTED TO IDENTIFY ALL RISKS THAT ARE MATERIAL TO OUR BUSINESS, ADDITIONAL RISKS THAT WE HAVE NOT YET IDENTIFIED OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION IN THIS ANNUAL REPORT, INCLUDING THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

RISKS RELATED TO OUR BUSINESS

OUR RAPID GROWTH AND EVOLUTION MAY MAKE IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

ShopNow was incorporated in January 1994 and operated initially as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In August 1998, we launched our first online marketplace, ShopNow.com. In recent months, particularly with the launch of b2bNow.com, our business-to-business marketplace, we have increasingly focused on developing and providing products and services to enable businesses to conduct online commerce. The recent shifts in our business focus may make it difficult for you to evaluate our business and prospects. You should also consider the risks, expenses and difficulties that we may encounter as a young company in a rapidly evolving market.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES

We incurred net losses of $24.7 million for the year ended December 31, 1998 and $75.9 million for the year ended December 31, 1999. At December 31, 1999, we had an accumulated deficit of $105.3 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development and expect to continue to do so in the future. As a result, we must generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. In addition, we may incur substantial expenses in connection with future acquisitions.

OUR FUTURE REVENUES ARE UNPREDICTABLE AND WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE FROM PERIOD TO PERIOD

Our business model has only been applied to the Internet since the mid-1990's and continues to evolve. Therefore we have limited experience in planning the financial needs and operating expenses of our business. It is difficult for us to accurately forecast our revenues in any given period. We may not be able to sustain our recent revenue growth rates or obtain sufficient revenues to achieve profitability. If our revenues in a particular period fall short of our expectations, we will likely be unable to quickly adjust our spending in order to compensate for that revenue shortfall.

Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, such as:

    - declines in the number of businesses and merchants to which we provide our products and services;

    - the amount and timing of operating costs and expenditures relating to expansion of our operations; and

    - the mix of products and services that we sell.

In addition, factors beyond our control may also cause our operating results to fluctuate, such as:

    - the announcement or introduction of new or enhanced products or services by our competitors; and

    - the pricing policies of our competitors.

Period-to-period comparisons of our operating results are not a good indicator of our future performance. It is likely that our operating results in some quarters may not meet the expectations of stock market analysts and investors and this could cause our stock price to decline.

OUR BUSINESS MODEL IS UNPROVEN AND CHANGING

Our business model consists of providing businesses and merchants with e-commerce enabling solutions. We have limited experience as a company and, additionally, the Internet, on which our business model relies, is still unproven as a business medium. Accordingly, our business model may not be successful, and we may need to change it. Our ability to generate sufficient revenues to achieve profitability will depend, in large part, on our ability to successfully market our e-commerce products and services to businesses and merchants that may not be convinced of the need for an online presence or may be reluctant to rely upon third parties to develop and manage their e-commerce offerings and marketing efforts.

OUR FUTURE GROWTH WILL DEPEND ON OUR ABILITY TO MAKE AND SUCCESSFULLY INTEGRATE ADDITIONAL ACQUISITIONS

Our success depends on our ability to continually enhance and expand our e-commerce enabling products and services and our online marketplaces in response to changing technologies, customer demands and competitive pressures. Consequently, we have acquired complementary technologies or businesses in the past, and intend to do so in the future. We have entered into a definitive agreement to acquire Ubarter.com, subject to the approval of Ubarter.com's shareholders. The acquisition of Ubarter.com is intended to expand our capability to enable businesses to exchange business products and services. If we are unable to identify suitable acquisition targets, or if we are unable to successfully complete acquisitions and successfully integrate the acquired businesses, technologies and personnel, our ability to increase product and service offerings will be reduced. This could cause us to lose business to our competitors, and our operating results could suffer.

ACQUISITIONS INVOLVE A NUMBER OF RISKS

We actively seek to identify and acquire companies with attributes complementary to our e-commerce products and services. Since October 1, 1999, we have acquired five companies. In addition, as described above, we recently agreed to acquire Ubarter.com.

Acquisitions that we make may involve numerous risks, including:

    - diverting management's attention from other business concerns;

    - being unable to maintain uniform standards, controls, procedures and policies;

    - entering markets in which we have no direct prior experience;

    - improperly evaluating new services and technologies or otherwise being unable to fully exploit the anticipated opportunity; and

    - being unable to successfully integrate the acquired businesses, technologies and other assets.

If we are unable to accurately assess any newly acquired businesses or technologies, our business could suffer. For example, in June 1998 we acquired e-Warehouse and CyberTrust. These companies had developed payment processing technologies that we planned to utilize as part of our e-commerce products and services. However, we are not currently utilizing the acquired technologies, and we have determined that the technologies have no other use or value to us. Because we are not using the acquired technologies, we wrote off substantially all of the $5.4 million aggregate purchase price for e-Warehouse and CyberTrust in 1998. Future acquisitions may involve the assumption of obligations or large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of the factors listed above would adversely affect our results of operations.

In addition, in order to finance any future acquisition, we may need to raise additional funds through public or private financings. In this event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and that may result in dilution to our shareholders.

OUR SUCCESS DEPENDS UPON ACHIEVING ADEQUATE MARKET SHARE TO INCREASE OUR REVENUES AND BECOME PROFITABLE

Our success depends upon achieving significant market penetration and acceptance of our e-commerce enabling products and services. We have only recently begun to expand our business-to-business initiatives designed to enable businesses to maximize their e-commerce opportunities, and our online marketplaces have achieved only limited market acceptance to date. We may not currently have adequate market share to successfully execute our business plan. If we are unable to reach and retain substantial numbers of businesses, merchants and shoppers, our business model may not be sustainable.

To successfully market and sell our e-commerce enabling products and services we must:

    - become recognized as a leading provider of end-to-end enabling solutions;

    - enhance existing products and services;

    - add new products and services;

    - complete projects on time;

    - increase the number of businesses and merchants using our e-commerce products and services and online marketplaces; and

    - continue to increase the attractiveness of the ShopNow marketplace to shoppers.

IF WE DO NOT INCREASE BRAND AWARENESS OUR SALES MAY SUFFER

Due in part to the emerging nature of the markets for e-commerce enabling products and services and online marketplaces, together with the substantial resources available to many of our competitors, our opportunity to achieve and maintain a significant market share may be limited. Developing and maintaining awareness of the ShopNow.com and b2bNow.com brand names is critical in achieving widespread acceptance of our e-commerce enabling products and services and our online marketplaces. We launched the ShopNow marketplace in August 1998 and we have only recently begun to expand our business-to-business initiatives designed to enable businesses to maximize their e-commerce opportunities. The importance of brand recognition will increase as competition in our markets increases. Successfully promoting and positioning our brands will depend largely on the effectiveness of our marketing and sales efforts and our ability to develop reliable and useful products and services at competitive prices. If our planned marketing and sales efforts are ineffective, we may need to increase our financial commitment to creating and maintaining brand awareness among businesses, merchants and shoppers, which could divert financial and management resources from other aspects of our business, or cause our operating expenses to increase disproportionately to our revenues. This could cause our business and operating results to suffer.

WE FACE SIGNIFICANT COMPETITION

The market for e-commerce enabling products and services and online marketplaces is highly competitive, and we expect competition to intensify in the future. Barriers to entry are not significant. Our failure to compete effectively could result in the following:

    - fewer businesses and merchants relying upon our enabling solutions;

    - the obsolescence of the technology underlying our products and services;

    - fewer businesses and merchants listed in our directories;

    - a decrease in shopper traffic on our web sites; and

    - a reduction in the prices of or profits on our products and services.

The number of companies providing e-commerce enabling products and services is large and increasing at a rapid rate. We expect that additional companies which to date have not had a substantial commercial presence on the Internet or in our markets will offer competing products and services. Although we believe no one company currently offers a range of e-commerce enabling solutions as comprehensive as our suite of products and services, companies such as InfoSpace, Go2Net, Yahoo! and Cybersource offer alternatives to one or more of our products and services.

Many of our competitors and potential competitors have substantial competitive advantages as compared to us, including:

    - larger customer or user bases;

    - the ability to offer a wider array of e-commerce products and solutions;

    - greater name recognition and larger marketing budgets and resources;

    - substantially greater financial, technical and other resources;

    - the ability to offer additional content and other personalization features; and

    - larger production and technical staffs.

These advantages may enable our competitors to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly.

In addition, as the use of the Internet and online products and services increases, larger well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce enabling solutions, and existing providers may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of web directories and information services that compete with our products and services may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face.

IF WE FAIL TO MAINTAIN OUR STRATEGIC BUSINESS RELATIONSHIPS AND ENTER INTO NEW RELATIONSHIPS OUR BUSINESS WILL SUFFER

An important element of our strategy involves entering into business relationships with other companies. Our success is dependent on maintaining our current contractual relationships and developing new strategic relationships. These contractual relationships typically involve joint marketing, licensing or promotional arrangements. For example, we have entered into a licensing and co-marketing agreement with Chase Manhattan Bank, a marketing agreement with About.com, a cross promotion agreement with 24/7 Media and a software license agreement with HNC Software. Although these relationships are an important factor in our strategy because they enable us to enhance our product and service offerings, the parties with which we contract may not view their relationships with us as significant to their own businesses. To date, we have not derived material revenue from these relationships, and some of these relationships impose substantial obligations on us. It is not certain that the benefits to us will outweigh our obligations. For example, our relationship with 24/7 Media requires us to refer to them any business that would benefit from the advertising services offered by 24/7 Media and makes 24/7 Media the only third party authorized to sell advertising on our web site. Several of our significant business arrangements do not establish minimum performance requirements but instead rely on contractual best efforts obligations of the parties with which we contract. In addition, most of these relationships may be terminated by either party with little notice. Accordingly, in order to maintain our strategic business relationships we will need to meet our partners' specific business objectives, including incremental revenue, brand awareness and implementation of specific e-commerce applications. If our strategic business relationships are discontinued for any reason, or if we are unsuccessful in entering into new relationships in the future, our business and results of operations may be harmed.

IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID GROWTH OF OUR OPERATIONS OUR BUSINESS WILL SUFFER

Our ability to successfully offer e-commerce enabling products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are increasing the scope of our operations domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to December 31, 1999, our total number of employees increased from less than 50 to 476. This growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to expand any of the foregoing areas efficiently and effectively could cause our business to suffer.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL FOR SUCCESSFUL OPERATION OF OUR
BUSINESS

Our success depends on the skills, experience and performance of our senior management and other key personnel. Our key personnel include Dwayne Walker, our Chairman and Chief Executive Officer, Joe Arciniega, our President and Chief Operating Officer, Alan Koslow, our Chief Financial Officer, and Dr. Ganapathy Krishnan, our Chief Technology Officer. Only Mr. Walker has an employment agreement with ShopNow. Many of our executive officers have joined us within the past three years. If we do not quickly and efficiently integrate these new personnel into our management and culture, our business could suffer. Our business could also suffer if we do not retain our key personnel.

WE MUST HIRE ADDITIONAL PERSONNEL TO EXPAND OUR OPERATIONS

Our future success depends on our ability to identify, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, business development and administrative personnel. We intend to hire a significant number of personnel during the next year, and as of December 31, 1999 we had openings for 67 job positions. Competition for qualified personnel is intense, particularly in the technology and Internet markets. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer.

OUR ABILITY TO DEVELOP AND INTEGRATE E-COMMERCE TECHNOLOGIES IS SUBJECT TO UNCERTAINTIES

We have limited experience delivering our e-commerce products and services and operating online marketplaces. In order to remain competitive, we must regularly upgrade our e-commerce products and services to incorporate current technology, which requires us to integrate complex computer hardware and software components. If we do not successfully integrate these components, the quality and performance of our online offerings may be reduced. In addition, the ability of our online marketplaces to accommodate an increasing number of businesses, merchants and shoppers would suffer. While these technologies are generally commercially available, we may be required to expend considerable time and money in order to successfully integrate them into our products and services and this may cause our business to suffer. We must also maintain an adequate testing and technical support infrastructure to ensure the successful introduction of products and services.

OUR COMPUTER SYSTEMS MAY BE VULNERABLE TO SYSTEM FAILURES

Our success depends on the performance, reliability and availability of the technology supporting our e-commerce products and services and our online marketplaces. Our revenues depend, in large part, on the number of businesses and merchants that use our products and services and the number of shoppers that access the ShopNow marketplace. This depends, in part, upon our actual and perceived reliability and performance. Any inability to provide our products and services or any slowdown or stoppage of our online marketplaces could cause us to lose clients and therefore lose revenue. Substantially all of our computer and communications hardware is located at leased and third-party facilities in Seattle, Washington and Sterling, Virginia. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. Because we presently do not have fully redundant systems or a formal disaster recovery plan, a systems failure could adversely affect our business. Our computer systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which may lead to interruptions, delays, loss of data or inability to process online transactions for our clients. We may be required to expend considerable time and money to correct any system failure. If we are unable to fix a problem that arises, we may lose clients or be unable to conduct our business at all.

OUR BUSINESS MAY BE HARMED BY DEFECTS IN OUR SOFTWARE AND SYSTEMS

We have developed custom software for our network servers and have licensed additional software from third parties. This software may contain undetected errors or defects. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may be unable to fix in a timely or cost-effective manner.

WE WILL NEED TO EXPAND AND UPGRADE OUR SYSTEMS IN ORDER TO MAINTAIN CUSTOMER SATISFACTION

We must expand and upgrade our technology, transaction processing systems and network infrastructure if the number of businesses and merchants using our e-commerce products and services and online marketplaces, or the volume of traffic on our web sites or our clients' web sites, increases substantially. We could experience periodic capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our products or services or our web sites or when we must expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business.

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS

We are subject to risks specific to Internet-based companies in foreign markets. These risks include:

    - delays in the development of the Internet as a commerce medium in international markets;

    - restrictions on the export of encryption technology; and

    - increased risk of piracy and limits on our ability to enforce our intellectual property rights.

In addition, we intend to begin developing business opportunities in Japan in the first half of 2000. We may be unable to develop sufficient relationships in Japan to take advantage of business opportunities there. In recent periods, the Japanese economy has experienced weakness. If the Japanese economy continues to exhibit weakness, our efforts to develop business opportunities in Japan and our ability to grow in that market could be impaired. In addition, the failure to succeed in the Japanese market could impair our ability to enter other international markets.

WE MAY REQUIRE ADDITIONAL FUNDING TO SUCCESSFULLY OPERATE AND GROW OUR BUSINESS

Although we believe that our cash reserves and cash flows from operations will be adequate to fund our operations for at least the next twelve months, these resources may be inadequate. Consequently, we may require additional funds during or after this period. Additional financing may not be available on favorable terms or at all. If we raise additional funds by selling stock, the percentage ownership of our then current shareholders will be reduced. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our future capital requirements depend upon many factors, including, but not limited to:

    - the rate at which we expand our sales and marketing operations and our product and service offerings;

    - the extent to which we develop and upgrade our technology and data network infrastructure; and

    - the occurrence, timing, size and success of acquisitions.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard our intellectual property rights as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers and others to protect our proprietary rights. Despite our precautions, unauthorized third parties might copy portions of our software or reverse engineer and use information that we regard as proprietary. We currently have five patents pending in the United States Patent and Trademark Office covering different aspects of our product architecture and technology. However, we do not currently own any issued patents and there is no assurance that any pending patent application will result in an issued patent, or that any future patent will not be challenged, invalidated or circumvented, or that the rights granted under any patent will provide us with a competitive advantage. The laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States, and our means of protecting our proprietary rights abroad may not be adequate. Any misappropriation of our proprietary information by third parties could adversely affect our business by enabling third parties to compete more effectively with us.

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

IF THE SECURITY PROVIDED BY OUR E-COMMERCE SERVICES IS BREACHED WE MAY BE LIABLE TO OUR CLIENTS AND OUR REPUTATION COULD BE HARMED

A fundamental requirement for e-commerce is the secure transmission of confidential information of businesses, merchants and shoppers over the Internet. Among the e-commerce services we offer to merchants are security features such as:

    - secure online payment services;

    - secure order processing services; and

    - fraud prevention and management services.

Third parties may attempt to breach the security provided by our e-commerce products and services or the security of our clients' internal systems. If they are successful, they could obtain confidential information about businesses and shoppers using our online marketplaces, including their passwords, financial account information, credit card numbers or other personal information. We may be liable to our clients or to shoppers for any breach in security. Even if we are not held liable, a security breach could harm our reputation, and the mere perception of security risks, whether or not valid, could inhibit market acceptance of our products and services. We may be required to expend significant capital and other resources to license additional encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our clients might decide to stop using our e-commerce products and services if their customers experience security breaches.

PROBLEMS RELATED TO THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS

Prior to January 1, 2000 we devoted substantial resources in an effort to ensure that our proprietary software, the third-party software on which we rely, and the underlying systems and protocols did not contain errors or defects associated with Year 2000 date functions. Since January 1, 2000, we have not experienced any disruption to our business as the result of any Year 2000 problems or otherwise. If problems do arise, they could adversely affect our business.

RISKS RELATED TO OUR INDUSTRY

OUR SUCCESS DEPENDS ON CONTINUED INCREASES IN THE USE OF THE INTERNET AS A COMMERCIAL MEDIUM

We depend on the growing use and acceptance of the Internet by businesses, merchants and shoppers as a medium of commerce. Rapid growth in the use of and interest in the Internet and online products and services is a recent development. No one can be certain that acceptance and use of the Internet and online products and services will continue to develop or that a sufficiently broad base of businesses, merchants and shoppers will adopt and continue to use the Internet and online products and services as a medium of commerce.

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

RAPID TECHNOLOGICAL CHANGE COULD NEGATIVELY AFFECT OUR BUSINESS

Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize the market for e-commerce products and services and online marketplaces. Our future success will depend in significant part on our ability to improve the performance, content and reliability of our products and services in response to both the evolving demands of the market and competitive product and service offerings. Our efforts in these areas may not be successful. If a large number of our clients adopt new Internet technologies or standards, we may need to incur substantial expenditures modifying or adapting our e-commerce products and services to remain compatible with their systems.

WE RELY ON THE INTERNET INFRASTRUCTURE PROVIDED BY OTHERS TO OPERATE OUR
BUSINESS

Our success depends in large part on other companies maintaining the Internet infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and service. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure of thousands of computers communicating via telephone lines, coaxial cable and other telecommunications systems may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth. If the performance or reliability of the Internet suffers, Internet users could have difficulty obtaining access to the Internet. In addition, data transmitted over the Internet, including information and graphics contained on web pages, could reach Internet users much more slowly. This could result in frustration of Internet users, which could decrease online traffic and cause advertisers to reduce their Internet expenditures.

FUTURE GOVERNMENTAL REGULATION AND PRIVACY CONCERNS COULD ADVERSELY AFFECT OUR BUSINESS

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to issues such as user privacy, taxation, infringement, pricing, quality of products and services and intellectual property ownership. The adoption of any laws or regulations that have the effect of imposing additional costs, liabilities or restrictions relating to the use of the Internet by businesses or consumers could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, decrease traffic on our online marketplaces, increase our cost of doing business, or otherwise have a material adverse effect on our business. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business.

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

A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Foreign countries also may tax Internet transactions. The taxation of Internet-related activities could have the effect of imposing additional costs on companies, such as ShopNow, that conduct business over the Internet. This, in turn, could lead to increased prices for products and services, which could result in decreased demand for our solutions.

WE COULD FACE LIABILITY FOR MATERIAL TRANSMITTED OVER THE INTERNET BY OTHERS

Because material may be downloaded from web sites hosted by us and subsequently distributed to others, there is a potential that claims will be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of this material. Negligence and product liability claims also potentially may be made against us due to our role in facilitating the purchase of some products, for example firearms. Although we carry general liability insurance, our insurance may not cover claims of these types, or may not be adequate to indemnify us against this type of liability. Any imposition of liability, and in particular liability that is not covered by our insurance or is in excess of our insurance coverage, could have a material adverse effect on our reputation and our operating results, or could result in the imposition of criminal penalties on us.

WE DO NOT CURRENTLY COLLECT SALES TAX FROM ALL TRANSACTIONS

We do not currently collect sales or other similar taxes on products sold by us and delivered into states other than Washington, California, Georgia, Arizona, Kansas, New York, Tennessee and Kentucky. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies engaging in e-commerce. In addition, any new operation in states outside the states for which we currently collect sales tax could subject shipments into these states to state or foreign sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise or services could result in liability for penalties as well as substantially higher expenses incurred by our business.

RISKS RELATED TO AN INVESTMENT IN OUR STOCK

PROVISIONS OF OUR CHARTER DOCUMENTS AND WASHINGTON LAW COULD DISCOURAGE OUR ACQUISITION BY A THIRD PARTY

Specific provisions of our articles of incorporation and bylaws and Washington law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

Our articles of incorporation and bylaws establish a classified board of directors, eliminate the ability of shareholders to call special meetings, eliminate cumulative voting for directors and establish procedures for advance notification of shareholder proposals. The presence of a classified board and the elimination of cumulative voting may make it more difficult for an acquirer to replace our board of directors. Further, the elimination of cumulative voting substantially reduces the ability of minority shareholders to obtain representation on the board of directors.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of ShopNow and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Prohibited transactions include, among other things:

    - a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

    - termination of 5% or more of the employees of the target corporation; or

    - allowing the acquiring person to receive any disproportionate benefit as a shareholder.

A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of ShopNow.

The foregoing provisions of our charter documents and Washington law could have the effect of making it more difficult or more expensive for a third party to acquire, or could discourage a third party from attempting to acquire, control of ShopNow. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

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

    - the addition or loss of merchants and shopper traffic;

    - announcements of technological innovations, new products or services by us or our competitors;

    - changes in financial estimates or recommendations by securities analysts;

    - conditions or trends in the Internet, e-commerce and marketing industries;

    - changes in the market valuations of other Internet or online service or software companies;

    - our announcements of significant acquisitions, strategic relationships, joint ventures or capital commitments;

    - additions or departures of key personnel;

    - sales of our common stock;

    - general market conditions; and

    - other events or factors, many of which are beyond our control.

These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stocks of many technology companies are at or near historical highs and reflect price to earnings ratios substantially above historical levels. These trading prices and price-to-earnings ratios may not be sustained.

In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

We have filed a registration statement relating to a proposed offering in the first quarter of 2000 of 10,000,000 shares of our common stock, plus up to 1,500,000 additional shares subject to the underwriters' over-allotment option. Of these shares, we propose to sell 8,550,000, plus the additional 1,500,000 shares subject to the underwriters' over-allotment option, and certain selling shareholders propose to sell the other 1,450,000 shares. After the offering, a total of approximately 51,568,035 shares of our common stock will be outstanding. All the 10,000,000 shares sold in the offering will be freely tradable. Of the remaining 41,568,035 outstanding shares, 33,107,310 are unregistered restricted shares and are or will become available for public sale as follows:

                                                              ------------
                                                                 Number of
Date of Availability for Sale                                       Shares
------------------------------------------------------------  ------------
Currently available for sale................................       974,913
On March 27, 2000, upon the expiration of our initial public    10,299,088
offering lock-up period.....................................
Ninety days after the date of the prospectus related to our      9,544,622
proposed offering...........................................
At various times upon expiration of one-year holding            12,288,687
periods.....................................................

Many of the shares not currently available for sale are subject to vesting restrictions and the holding period, volume and other restrictions of Rule 144 under the Securities Act of 1933. These restrictions have the effect of staggering the dates on which the shares become available for sale and the number of shares that become available for sale. If our shareholders sell a substantial number of these shares in the public market during a short period of time, our stock price could decline significantly.

ITEM 2. PROPERTIES

Our principal executive offices are located in Seattle, Washington, where we lease approximately 57,000 square feet under a lease that expires in August 2001. We also lease space in various geographic locations for sales and marketing personnel and for our servers. We also lease space in San Francisco, California; Glendale, California; Phoenix, Arizona; Savannah, Georgia; and Wichita, Kansas for the operations of various subsidiaries. We believe that our current facilities are adequate to meet our needs through the end of 2000, at which time we may need to lease additional space. In December 1999, we executed a new lease for our principal executive offices in Seattle, Washington. This lease covers approximately 100,000 square feet and has a ten year term. We expect to move into our new offices in February 2001. This move could cause a disruption in our operations and unexpected costs, which would adversely affect our business.

ITEM 3. LEGAL PROCEEDINGS

From time to time we have been, currently are and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. We do not believe that any of our currently pending litigation is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during our fourth quarter.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since our initial public offering on September 28, 1999, our common stock has traded on the Nasdaq Stock National Market under the symbol SPNW. The following table shows the range of high and low closing sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market.

                                                                  HIGH        LOW
                                                              --------   --------
4th Quarter 1999 (from September 28, 1999)..................   $25.13     $10.94

DIVIDENDS

We have never declared or paid any dividends on our common stock. We currently expect to retain future earnings, if any, for use in the expansion and operations of our business and do not anticipate paying any cash dividends in the foreseeable future.

HOLDERS

As of February 8, 2000, there were 794 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

Between October 1, 1999 and December 31, 1999, we issued and sold unregistered securities as set forth below:

    - On October 1, 1999, in connection with the provision of consulting services, we issued warrants to purchase 30,000 shares of common stock at $7.50 to Woodstock Group International, LLC.

    - On October 5, 1999, in connection with the provision of professional services, we issued warrants to purchase 10,000 shares of common stock at $10.00 to StairMaster Corp.

    - On October 9, 1999, in connection with a prior private placement, we issued warrants to purchase 7,000 shares of common stock at $4.00 to Jim Saunders Wood Specialties.

    - On October 28, 1999, in connection with a prior private placement, we issued warrants to purchase 7,000 shares of common stock at $4.00 to Jason Bank.

    - On October 28, 1999, pursuant to a Stock Purchase Agreement between ShopNow.com Inc. and escrow.com, Inc., we issued 208,334 shares of common stock at $12.00 per share to escrow.com in exchange for 50% of
      (i) 500,000 shares of escrow.com's common stock at purchase price of $0.25 per share and (ii) 2,000,000 shares of Series A Preferred Stock at a purchase price of $2.44 per share.

    - On November 11, 1999, we issued warrants to purchase 129,500 and 35,050 shares of common stock at $4.00 and $6.25, respectively, to 20 investors pursuant to a private placement between December 1997 and January 1999.

    - On November 11, 1999, we issued warrants to purchase 2,000 and 1,000 shares of common stock at $4.00 and $6.25, respectively, to Brian Staubus pursuant to a private placement between December 1997 and January 1999. Mr. Staubus exercised these warrants in full on November 16, 1999, under the cashless exercise terms, for net 1,440 and 563 shares, respectively.

    - On November 12, 1999, pursuant to an Agreement and Plan of Merger between ShopNow.com Inc., Racer Acquisition, Inc. and SpeedyClick, Corp., we issued 3,799,237 shares of common stock at $12.31 per share to shareholders of SpeedyClick, Corp. in exchange for all equity securities of SpeedyClick, Corp.

    - On December 6, 1999, pursuant to an Agreement and Plan of Merger between ShopNow.com Inc., Cardinals Acquisition, Inc. and Cortix, Inc., we issued 711,435 shares of common stock at $16.85 per share to shareholders of Cortix, Inc. in exchange for all equity securities of Cortix, Inc.

    - On December 8, 1999, in connection with the provision of services, we issued warrants to purchase 7,500 and 2,500 shares of common stock at $12.00 to Intec Inc. and e-solutions Inc., respectively.

    - On December 14, 1999, we issued 17,730 shares of common stock to GiftSpot.com in exchange for 174,825 shares of Series A Preferred Stock at $1.43 per share.

    - On December 17, 1999, pursuant to an Agreement and Plan of Merger between ShopNow.com Inc., Chiefs Acquisition, Inc. and WebCentric, Inc., we issued 2,161,904 shares of common stock at $21.61 per share to WebCentric, Inc. in exchange for all equity securities of WebCentric, Inc..

    - On December 22, 1999, we issued 264,199 shares of common stock at $18.93 per share to PrivaSeek, Inc. in exchange for 1,262,626 shares of the Series C Preferred Stock of PrivaSeek at $3.96 per share.

No underwriters were engaged in connection with these issuances and sales. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Between October 1, 1999 and December 31, 1999, we issued 8,792 shares of common stock in conjunction with the exercise of options granted under our stock option plans. The options granted under the stock option plan were issued to our officers, employees and consultants at exercise prices ranging from $1.00 to $4.00. No options were granted outside of our stock option plans. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Rule 701 promulgated under the Securities Act of 1933. Where Rule 701 was not available, the securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

USE OF PROCEEDS

On September 28, 1999, our registration statement on Form S-1, file number 333-80981, became effective. The offering date was September 28, 1999. All shares offered in the final prospectus (filed with the Securities and Exchange Commission on September 29, 1999) were sold, thus terminating our offering. The managing underwriters were Dain Rauscher Wessels, U.S. Bancorp Piper Jaffray, SoundView Technology Group and Wit Capital Corporation. The offering consisted of 7,250,000 shares of ShopNow.com Inc. common stock issued in September 1999 and an additional 1,087,500 shares of common stock subject to the underwriter's over-allotment option, which was exercised on October 28, 1999. The aggregate price of the shares offered and sold was $100.0 million. Proceeds to us, after accounting for $7.0 million in underwriting discounts and commissions and $1.9 million in other expenses, were $91.1 million.

Since our initial public offering, we used approximately $5.2 million of the net offering proceeds to repay indebtedness, approximately $19.4 million for working capital paid directly or indirectly to third parties, approximately
$3.9 million for the purchase or installation of software and equipment, approximately $5.0 million in connection with the acquisitions of SpeedyClick, Corp., Cortix, Inc. and WebCentric, Inc., approximately $6.6 million for the purchase of equity securities of various e-commerce companies and approximately $51.5 million for the net purchase of temporary investments consisting of cash, cash equivalents and short-term, interest-bearing, investment-grade securities. We have not used any of the net offering proceeds for the construction of plant, building or facilities or purchases of real estate. The use of proceeds from our initial public offering does not represent a material change in the use of proceeds described in the registration statement relating to the offering.

None of the net offering proceeds were paid, and none of the initial public offering expenses related to payments, directly or indirectly, to directors, officers or general partners of ShopNow or their associates, persons owning 10% or more of any class of our securities, or affiliates of ShopNow.com Inc.

ITEM 6. SELECTED FINANCIAL DATA

Due to the acquisitions effected in 1998 and 1999, we believe that period-to-period comparisons are not meaningful, and you should not rely on them as indicative of our future performance. You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related Notes appearing elsewhere in this annual report.

                                                            ---------------------------------------------------------------------
                                                               January 20,
                                                                      1994
                                                            (Inception) to                 Year Ended December 31,
                                                              December 31,   ----------------------------------------------------
                                                                      1994       1995       1996       1997       1998       1999
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                 --------------   --------   --------   --------   --------   --------
Consolidated Statements of Operations Data:
Revenues:................................................    $        279    $   727     $  993    $   604    $  7,154   $ 36,955
Cost of revenues:........................................             127        323        430        515       5,849     27,329
                                                             ------------    -------     ------    -------    --------   --------
  Gross profit...........................................             152        404        563         89       1,305      9,626
                                                             ------------    -------     ------    -------    --------   --------
Operating expenses:
  Sales and marketing....................................             116        163        610      1,201      12,183     55,072
  General and administrative.............................             216        347        656        918       3,549      8,342
  Research and development...............................              --         --         25      2,436       4,370      8,885
  Amortization of intangible assets......................              --         --         32        136         730      8,805
  Stock-based compensation...............................              --         --         --         --         182      7,216
  Unusual item - write-off of acquired technology........              --         --         --         --       5,207         --
                                                             ------------    -------     ------    -------    --------   --------
  Total operating expenses...............................             332        510      1,323      4,691      26,221     88,320
                                                             ------------    -------     ------    -------    --------   --------
    Loss from operations.................................            (180)      (106)      (760)    (4,602)    (24,916)   (78,694)
Nonoperating income (expense), net.......................              (1)        (7)       (50)      (164)        171      2,751
                                                             ------------    -------     ------    -------    --------   --------
    Net loss.............................................    $       (181)   $  (113)    $ (810)   $(4,766)   $(24,745)  $(75,943)
                                                             ============    =======     ======    =======    ========   ========
Basic and diluted net loss per share(1)..................    $      (0.11)   $ (0.06)    $(0.40)   $ (1.83)   $  (7.01)  $  (5.80)
                                                             ============    =======     ======    =======    ========   ========

                                                              ------------------
                                                              December 31, 1999
DOLLARS IN THOUSANDS                                          ------------------
Consolidated Balance Sheet Data:
  Cash and cash equivalents.................................       $ 10,660
  Working capital...........................................         43,431
  Total assets..............................................        274,174
  Total liabilities.........................................         44,961
  Total shareholders' equity................................        229,213

                                                              ------------------------------------------
                                                                 As of and for the three months ended
                                                              ------------------------------------------
                                                                  June 30,      Sept. 30,       Dec. 31,
                                                                      1999           1999           1999
                                                              ------------   ------------   ------------
Other Data(2):
Number of advertising and merchandising clients on the
  ShopNow marketplace.......................................           181            336            514
Number of merchants listed on the ShopNow marketplace.......        33,841         37,099         45,522
Number of shopper visits to the ShopNow marketplace.........     6,422,000      7,485,000     21,461,497

(1) See Note 2 to the Consolidated Financial Statements for a description of the method used to compute basic and diluted net loss per share.

(2) The number of advertising and merchandising clients represents the number of clients that purchased an advertising/merchandising package during the applicable quarter; the number of merchants listed represents the number of merchants as of the last day of the applicable quarter; the number of shopper visits represents the total number of shopper visits to the ShopNow marketplace during the applicable quarter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED IN THE "FACTORS AFFECTING OPERATING RESULTS, OUR BUSINESS AND OUR STOCK PRICE" SECTION IN PART I, ITEM 1.

OVERVIEW

ShopNow provides an end-to-end solution that enables businesses to engage in e-commerce with other businesses, merchants and shoppers. Our end-to-end solution consists of access to online marketplaces combined with a comprehensive suite of e-commerce enabling products and services. These products and services include custom application and online store development and design, hosting and maintenance, sales and marketing services and transaction processing. The ShopNow marketplace aggregates merchants and shoppers over a distributed network of web sites. Our recently launched business-to-business portal and marketplace, b2bNow.com, is designed to enable businesses to conveniently engage in online transactions with one another.

We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In May 1997, we launched BuySoftware.com, an online computer products store. During 1998, we completed three acquisitions, including the acquisition of Media Assets, Inc., a direct marketing company, launched ShopNow.com and began offering merchants e-commerce enabling products and services. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. In June 1999, we ceased operation of BuySoftware.com because we determined it was inconsistent with our evolving strategy. We consummated three acquisitions in the fourth quarter of 1999 and two acquisitions in January 2000, and we recently launched our business-to-business portal, b2bNow.com.

We currently derive substantially all of our revenues from merchant services and the ShopNow marketplace. With the recent launch of b2bNow.com, we expect to derive additional revenues from the purchase, sale and exchange of goods and services through that portal.

Revenues from merchant services are generated principally through development fees, hosting fees and sales and marketing services. Our merchant services can be purchased as a complete end-to-end suite of services or separately, allowing businesses and merchants to select only those services they desire. We recognize revenues from development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to five months. Hosting contracts typically have a term of one year, with fees charged on a monthly basis.

Revenues from the ShopNow marketplace, exclusive of BuySoftware.com, are generated primarily from advertising and merchandising fees paid by merchants, leads and orders delivered to merchants, as well as transaction processing and licensing fees. Advertising consists of the sale of impressions on the ShopNow.com site and merchandising consists of the sale of specific positions or category sponsorships on the site. These agreements typically have a term of one to four months. We generate transaction processing and licensing fees from our payment processing and fraud prevention products and services.

In limited circumstances, we offer products directly to shoppers on the ShopNow marketplace. We principally offer these products to increase the number of leads we generate for merchants on the ShopNow marketplace. In these instances where we act as merchant-of-record, we record as revenues the full sales price of the product sold and record the full cost of the product to us as our cost of revenues. These sales revenues represented approximately 20% of our pro forma (excluding BuySoftware.com) revenues in 1999, and we anticipate that this percentage will decrease in 2000 and thereafter. Our gross profit on the products we sell is generally lower than the gross profit on our other revenues.

We expect to derive revenues from transactions, advertising, merchandising and services fees from b2bNow.com, our business-to-business portal and online marketplace. In addition, in January 2000 we entered into a definitive agreement to acquire Ubarter.com, which operates an online business-to-business barter marketplace. We plan to incorporate the barter marketplace as an additional feature of b2bNow.com to provide businesses with an alternative way to conduct transactions with each other. As of December 31, 1999, we had not recorded any revenues from b2bNow.com.

Cost of revenues generated from merchant services includes all direct labor costs incurred in connection with the provision of services, as well as fees charged by third-party vendors that have directly contributed to the design, development and implementation of our merchant services. Cost of revenues generated from the ShopNow marketplace consists primarily of the portion of our Internet telecommunications connections that are directly attributable to traffic on the ShopNow marketplace and the direct labor costs incurred in maintaining and enhancing our network infrastructure. In order to fulfill our obligations under our lead and order delivery programs, we occasionally purchase shopping traffic from third parties by placing on their web sites advertisements that, when clicked on by a visitor, send the visitor to the ShopNow marketplace. Any shopping traffic that we purchase from a third party that is used to fulfill these obligations is included as cost of revenues. Cost of revenues on the products that we sell as merchant-of-record includes the cost of the product, credit card fees and shipping costs.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

Revenues for the year ended December 31, 1999 were $37.0 million compared to $7.2 million for the year ended December 31, 1998, an increase of $29.8 million. The increase in revenues was due primarily to the expansion of the ShopNow marketplace and increased demand for merchant services, including the services of Media Assets, which we acquired in September 1998. The BuySoftware.com portion of revenues for the year ended December 31, 1999 was $9.9 million compared to $4.5 million for the year ended December 31, 1998, an increase of $5.4 million, or 18.3% of the total increase in revenues for the year.

SHOPNOW MARKETPLACE AND TRANSACTION PROCESSING. The ShopNow marketplace and transaction processing portion of revenues for the year ended December 31, 1999 was $25.8 million compared to $4.2 million for the year ended December 31, 1998, an increase of $21.6 million. The BuySoftware.com portion of these revenues was 37.7% for the year ended December 31, 1999, compared to 93.4% for the year ended December 31, 1998. During 1999 we experienced a significant increase in our merchant listings, shopper traffic and affiliate and syndication shopping sites, which resulted in an increase in merchandising and advertising revenues, transaction processing fees and sales of products to shoppers, exclusive of BuySoftware.com.

MERCHANT SERVICES. The merchant services portion of revenues for the year ended December 31, 1999 was $11.1 million compared to $2.9 million for the year ended December 31, 1998, an increase of $8.2 million. The increase in our merchant services revenues was due primarily to increased demand for merchant services, including the services of Media Assets.

COST OF REVENUES

The cost of revenues for the year ended December 31, 1999 was $27.3 million compared to $5.8 million for the year ended December 31, 1998, an increase of $21.5 million. The increase in our cost of revenues was due primarily to increased product sales from the ShopNow marketplace and cost of revenues for merchant services, including the services of Media Assets. The BuySoftware.com portion of cost of revenues for the year ended December 31, 1999 was $11.2 million compared to $4.5 million for the year ended December 31, 1998, an increase of $6.7 million, or 31.4% of the total increase in the cost of revenues.

SHOPNOW MARKETPLACE AND TRANSACTION PROCESSING. The ShopNow marketplace and transaction processing portion of cost of revenues for the year ended
December 31, 1999 was $20.2 million compared to $4.5 million for the year ended December 31, 1998, an increase of $15.7 million. The BuySoftware.com portion of these cost of revenues was 55.3% for the year ended December 31, 1999, compared to 96.8% for the year ended December 31, 1998. The increase in our ShopNow marketplace and transaction processing cost of revenues, exclusive of BuySoftware.com, was due primarily to increased merchandising revenues and product sales from the ShopNow marketplace.

MERCHANT SERVICES. The merchant services portion of cost of revenues for the year ended December 31, 1999 was $7.2 million compared to $1.4 million for the year ended December 31, 1998, an increase of $5.8 million. The increase in our merchant services cost of revenues was due primarily to increased demand for merchant services, including the services of Media Assets.

GROSS PROFIT. Gross profit for the year ended December 31, 1999 was $9.6 million, compared to a gross profit of $1.3 million for the year ended
December 31, 1998, an increase of $8.3 million. This increase in gross profit was due primarily to the increase in revenues from advertising and merchandising over the ShopNow marketplace and merchant services, which contribute greater gross profits than revenues generated on the sales of products over the ShopNow marketplace. Discontinuing the BuySoftware.com business in June 1999 also had a positive effect on our overall gross profit. The BuySoftware.com business had historically operated with minimal or negative gross profits. We expect that any future sales of products on the ShopNow marketplace will be sold at minimal or negative gross profits.

SALES AND MARKETING. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the year ended December 31, 1999 were $55.1 million compared to $12.2 million for the year ended December 31, 1998, an increase of $42.9 million. This increase was due primarily to increased spending as a result of the expansion of our merchant services and of the ShopNow marketplace, including additional personnel and nationwide print, radio and television advertisements. We expect to continue to increase our sales and marketing expenses in 2000 to promote our merchant services offerings and the ShopNow network.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the year ended December 31, 1999 were $8.3 million, compared to $3.5 million for the year ended December 31, 1998, an increase of $4.8 million. This increase was due primarily to an increase in personnel from internal growth and acquisitions. We anticipate continued growth in our general and administrative expenses at least through 2000. In September 1999, we settled a lawsuit brought by a party with which we had entered into a contract. As a result of the terms of this settlement, in the quarter ended September 30, 1999, we recognized additional general and administrative expenses in the amount of $1.5 million.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the year ended December 31, 1999 were $8.9 million, compared to $4.4 million for the year ended December 31, 1998, an increase of $4.5 million. This increase was due primarily to the development and enhancement of our technology platform and to an increase in technology personnel. These employees focus on developing our technology platform as well as building the overall infrastructure that supports our merchant services and the ShopNow marketplace. We anticipate continued growth in our research and development expenses at least through 2000.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts and goodwill. Amortization of intangible assets expense for the year ended December 31, 1999 was $8.8 million, compared to $730,000 for the year ended December 31, 1998, an increase of $8.1 million. This increase was due primarily to the increase in intangible assets and related amortization expenses from business acquisitions completed during 1999, including the acquisitions of GO Software, Inc., SpeedyClick, Corp., Cortix, Inc. and Webcentric, Inc. We expect continued growth in our amortization of intangible assets expense resulting from future business acquisitions.

STOCK-BASED COMPENSATION. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Stock-based compensation expense for the year ended December 31, 1999 was $7.2 million, compared to $182,000 for the year ended December 31, 1998, an increase of $7.0 million. The amount of deferred compensation resulting from these grants is generally amortized over a three-year vesting period. During the fourth quarter of 1999, the contingent performance criteria relating to a stock option grant for 310,000 shares of the Company's common stock with an exercise price of $4.00 were satisfied. Accordingly, a stock-based compensation charge of approximately $3.3 million was recognized in the fourth quarter of 1999.

GAIN ON SALE OF MARKETABLE EQUITY SECURITIES. Gain on sale of marketable equity securities consists primarily of the gains recognized from the sale of our investment in 110,000 shares of common stock of FreeShop.com in the fourth quarter of 1999. There were no gains on sales of marketable equity securities in 1998.

OTHER INCOME (EXPENSE), NET. Other income (expense), net consists primarily of interest income on cash and cash equivalents and interest expense on our outstanding debt obligations. Other expense, net for the year ended
December 31, 1999 was $127,000, compared to other income, net of $171,000 for the year ended December 31, 1998, a decrease of $298,000. Although interest income in 1999 increased due to the increase in our cash and short-term investments realized from our initial public offering, the amount of additional interest charges from our notes and leases payable, as well as the amortization of debt financing costs incurred during 1999, resulted in an overall other expense, net position for the year ended 1999.

NET LOSS. Net loss for the year ended December 31, 1999 was $75.9 million, compared to a net loss of $24.7 million for the year ended December 31, 1998, an increase of $51.2 million. This increase was due primarily to an increase in our operating expenses, most significantly sales and marketing expenses, partially offset by our increase in gross profit during the same period. We expect to incur additional net losses in 2000.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

Revenues for the year ended December 31, 1998 were $7.2 million compared to $604,000 for the year ended December 31, 1997, an increase of $6.6 million. The increase in revenues was due primarily to increased product sales from the BuySoftware.com business and revenues generated by Media Assets, which we acquired in September 1998. The BuySoftware.com portion of revenues for the year ended December 31, 1998 was $4.5 million compared to $69,000 for the year ended December 31, 1997, an increase of $4.4 million, or 67.0% of the total increase in revenues for the year.

SHOPNOW MARKETPLACE AND TRANSACTION PROCESSING. The ShopNow marketplace and transaction processing portion of revenues for the year ended December 31, 1998 was $4.2 million compared to $69,000 for the year ended December 31, 1997, an increase of $4.1 million. The increase in our ShopNow marketplace and transaction processing revenues was due primarily to increased product sales from the BuySoftware.com business.

MERCHANT SERVICES. The merchant services portion of revenues for the year ended December 31, 1998 was $2.9 million compared to $535,000 for the year ended December 31, 1997, an increase of $2.4 million. The increase in our merchant services revenues was due primarily to revenues generated from Media Assets. Revenues in 1997 were generated from our previous business of providing computer services to clients, which was completely phased out in early 1998. These computer services consisted primarily of providing computer training, consulting and Internet site design to businesses.

COST OF REVENUES

The cost of revenues for the year ended December 31, 1998 was $5.8 million compared to $515,000 for the year ended December 31, 1997, an increase of $5.3 million. The increase in our cost of revenues was due primarily to increased product sales from the BuySoftware.com business and cost of revenues incurred by Media Assets. The BuySoftware.com portion of cost of revenues for the year ended December 31, 1998 was $4.4 million compared to $124,000 for the year ended December 31, 1997, an increase of $4.3 million, or 81.2% of the total increase in cost of revenues.

SHOPNOW MARKETPLACE AND TRANSACTION PROCESSING. The ShopNow marketplace and transaction processing portion of cost of revenues for the year ended December 31, 1998 was $4.5 million compared to $159,000 for the year ended December 31, 1997, an increase of $4.3 million. The increase in our ShopNow marketplace and transaction processing cost of revenues was due primarily to increased product sales from the BuySoftware.com business.

MERCHANT SERVICES. The merchant services portion of cost of revenues for the year ended December 31, 1998 was $1.4 million compared to $356,000 for the year ended December 31, 1997, an increase of $1.0 million. The increase in our merchant services cost of revenues was due primarily to cost of revenues incurred by Media Assets. Cost of revenues for 1997 was comprised of direct labor and related costs to provide computer services to clients.

GROSS PROFIT. Gross profit for the year ended December 31, 1998 was $1.3 million compared to $89,000 for the year ended December 31, 1997, an increase of $1.2 million. This increase in gross profit was due primarily to the positive gross profit contributed from Media Assets.

SALES AND MARKETING.  Sales and marketing expenses for the year ended
December 31, 1998 were $12.2 million compared to $1.2 million for the year ended December 31, 1997, an increase of $11.0 million. The increase was due primarily to increased spending as a result of the development and expansion of the ShopNow marketplace. Substantially all of the selling expenses incurred in 1997 were in support of our previous computer services business, which was discontinued in early 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1998 were $3.5 million compared to $918,000 for the year ended December 31, 1997, an increase of $2.6 million. The increase was due primarily to an increase in personnel from internal growth and acquisitions.

RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1998 were $4.4 million compared to $2.4 million for the year ended December 31, 1997, an increase of $2.0 million. The increase was due primarily to the development of our technology platform, an increase in our technology personnel and expansion of the overall infrastructure that supports the ShopNow marketplace.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense for the year ended December 31, 1998 was $730,000 compared to $136,000 for the year ended December 31, 1997, an increase of $594,000. The acquisition of Media Assets and The Internet Mall resulted in $387,000 of this increase. The remainder of this increase resulted from other purchases of intangible assets, including domain names and customer lists.

STOCK-BASED COMPENSATION. Stock-based compensation expense for the year ended December 31, 1998 was $182,000 compared to no expense for the same period ended December 31, 1997. The expenses are related to employee stock option grants with option exercise prices below the estimated fair market value of our common stock as of the date of grant. The amount of deferred compensation resulting from these grants is generally amortized over a three-year period.

UNUSUAL ITEM - IMPAIRMENT OF ACQUIRED TECHNOLOGY. In June 1998, we acquired e-Warehouse and CyberTrust with the intent of integrating the acquired technologies with our own e-commerce product and service offerings. The amount we paid for these acquisitions was $5.4 million. We are presently not utilizing the acquired technologies and have determined that they have no alternative future use or value to us, as our technology platform provides superior functionality. As a result, we wrote off $5.2 million of the purchase price during the fourth quarter of 1998.

OTHER INCOME (EXPENSE), NET. Other income, net for the year ended December 31, 1998, was $171,000, compared to $164,000 of other expense, net for the year ended December 31, 1997, an increase of $335,000. The increase was due primarily to an increase in interest income earned by our increased cash reserves as a result of our financing activities during 1998 as compared to 1997.

NET LOSS. Net loss for the year ended December 31, 1998 was $24.7 million, compared to a net loss of $4.8 million for the year ended December 31, 1997, an increase of $19.9 million. This increase was due primarily to an increase in our operating expenses, most significantly sales and marketing expenses, partially offset by our increase in gross profit during the same period.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

REVENUES

Revenues for the year ended December 31, 1997 were $604,000 compared to $993,000 for the year ended December 31, 1996, a decrease of $389,000. The overall decrease was due primarily to the phase out beginning in late 1997 of our computer services business.

SHOPNOW MARKETPLACE AND TRANSACTION PROCESSING. The ShopNow marketplace and transaction processing portion of revenues for the year ended December 31, 1997 was $69,000 compared to no revenues for the year ended December 31, 1996. All of ShopNow marketplace and transaction processing revenues were attributable to the BuySoftware.com business.

MERCHANT SERVICES. The merchant services portion of revenues for the year ended December 31, 1997 was $535,000 compared to $993,000 for the year ended
December 31, 1996, a decrease of $458,000. All of merchant services revenues were related to providing computer services to businesses.

COST OF REVENUES

The cost of revenues for the year ended December 31, 1997 was $515,000 compared to $430,000 for the year ended December 31, 1996, an increase of $85,000. The overall increase in cost of revenues was due to the cost of expanding the BuySoftware.com business, partially offset by the phase out of our computer services business.

SHOPNOW MARKETPLACE AND TRANSACTION PROCESSING. The ShopNow marketplace and transaction processing portion of cost of revenues for the year ended
December 31, 1997 was $159,000 compared to no cost of revenues for the year ended December 31, 1996. All of ShopNow marketplace and transaction processing cost of revenues were attributable to the BuySoftware.com business, which initially incurred higher cost of revenues as the business was being developed.

MERCHANT SERVICES. The merchant services portion of cost of revenues for the year ended December 31, 1997 was $356,000 compared to $430,000 for the year ended December 31, 1996, a decrease of $74,000. The decrease was due primarily to decreased direct labor and other costs incurred in delivering our previous business of providing computer services to clients. All of the merchant services cost of revenues was related to providing computer services to businesses.

GROSS PROFIT. Gross profit for the year ended December 31, 1997 was $89,000 compared to $563,000 for the year ended December 31, 1996, a decrease of $474,000. This decrease in gross profit was due primarily to the decrease in revenues from the phase out of our computer services business and the introduction and operation of the BuySoftware.com business, which had historically operated at a minimal or negative gross profit level.

SALES AND MARKETING.  Sales and marketing expenses for the year ended
December 31, 1997 were $1.2 million compared to $610,000 for the year ended December 31, 1996, an increase of $591,000. The increase was due primarily to increased spending as a result of development and expansion of our online computer products store. In the year ended December 31, 1997, $644,000 of the sales and marketing expenses were in support of our previous computer services business compared to $610,000 of such expenses in the year ended December 31, 1996.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1997 were $918,000 compared to $656,000 for the year ended December 31, 1996, an increase of $262,000. The increase was due primarily to an increase in employees to support our growth and transition to an online computer products store.

RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1997 were $2.4 million compared to $25,000 for the year ended December 31, 1996, an increase of $2.4 million. The increase was due entirely to the development of our technology platform, which began in 1997 to support our growth and transition to an online computer products store.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets expense for the year ended December 31, 1997 was $136,000 compared to $32,000 for the year ended December 31, 1996, an increase of $104,000. The increase was due primarily to various acquisitions of web domain names during 1997, resulting in an increase in amortization of intangible assets expense recorded from these transactions.

OTHER INCOME (EXPENSE), NET. Other expense, net for the year ended December 31, 1997, was $164,000 compared to $50,000 for the year ended December 31, 1996, an increase of $114,000. The increase was due primarily to an increase in interest expense from our various financing activities by means of notes payable and lines of credit with commercial banks.

NET LOSS. Net loss for the year ended December 31, 1997 was $4.8 million, compared to a net loss of $810,000 for the year ended December 31, 1996, an increase of $4.0 million. This increase was due primarily to an increase in our operating expenses, most significantly research and development and sales and marketing expenses, as well as our decrease in gross profit during the same period.

NET OPERATING LOSS CARRYFORWARDS

As of December 31, 1999, we had net operating loss carryforwards of approximately $76.4 million. If not used, the net operating loss carryforwards will expire at various dates beginning in 2012. The Tax Reform Act of 1986 imposes restrictions on the use of net operating losses and tax credits in the event that there has been an ownership change of a corporation since the periods in which the net operating losses were incurred. Our ability to use net operating losses incurred prior to July 1999 is limited to an aggregate of approximately $14.3 million per year due to sales of Series D and Series E convertible preferred stock to third parties in April 1998 and the sale of Series I convertible preferred stock to Chase Manhattan Bank in July 1999, which resulted in ownership changes. We have provided a full valuation allowance on our deferred tax assets because of the uncertainty regarding their realization. Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management considered such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have experienced net losses and negative cash flows from operations. As of December 31, 1999, we had an accumulated deficit of $105.3 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short-term and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through December 31, 1999, our aggregate net proceeds have been $161.4 million from issuing equity securities and $21.8 million from issuing debt securities. As of December 31, 1999, we had $62.8 million in cash and short-term investments. During the fourth quarter of 1999, we closed our initial public offering of 8,337,500 shares of common stock and received net proceeds of $91.1 million.

Net cash used in operating activities was $48.0 million for the year ended December 31, 1999, compared to $16.0 million for the year ended December 31, 1998. The increase was due primarily to the increase in our net loss for the year ended December 31, 1999, to $75.9 million compared to $24.7 million for the year ended December 31, 1998.

Net cash used in investing activities was $82.0 million for the year ended December 31, 1999, compared to $5.3 million for the year ended December 31, 1998. The increase was due primarily to the net increase in purchases of short-term investments of $52.0 million during 1999, compared to $150,000 during 1998, and due to the increase in purchases of property and equipment of $13.5 million during 1999, compared to $2.2 million during 1998.

Net cash provided by financing activities was $130.8 million for the year ended December 31, 1999, compared to $30.8 million for the year ended December 31, 1998. The increase was due primarily to net proceeds from the issuance of common stock of $92.8 million during 1999, compared to $25,000 during 1998, and to the increase in the amount of proceeds from issuances of debt of $12.4 million during 1999, compared to $3.7 million during 1998.

In March 1999 we entered into a loan and security agreement with Transamerica Business Credit Corporation for a term loan and line of credit. In May 1999, the agreement was amended and restated allowing us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan, a $4.0 million bridge loan and a line of credit of up to $2.5 million, initially capped at $1.0 million until the bridge loan was repaid. The line of credit bears interest at Transamerica Business Credit Corporation's base rate plus 2%, is secured by substantially all of our assets and was amended in January 2000 to expire on March 31, 2001. The term loan bears interest at 12%, is secured by substantially all of our assets and matures in March 2002. The bridge loan bore interest at 12% and was repaid in October 1999 after the closing of our initial public offering.

Our capital requirements depend on numerous factors, including the rate of expansion of the b2bNow.com and ShopNow marketplaces, the investments we make in our technology platform, the number of acquisitions that are completed and the composition of the consideration between cash, debt and stock for any future acquisitions, and the resources we devote to expansion of our sales, marketing and branding programs. We have also entered into agreements with Chase Manhattan Bank, About.com and 24/7 Media, which together require us to make aggregate advertising and marketing expenditures of approximately $6.0 million in 2000, decreasing annually to $1.0 million in 2004. We believe that existing cash balances and cash generated from operations, together with the net proceeds from our initial public offering (excluding the proceeds from our proposed public offering), will be sufficient to meet our anticipated cash needs for working capital and capital expenditures at least through the next 12 months. After that time, we may be required to raise additional financing. We cannot be sure that the assumed levels of revenues and expenses underlying our anticipated cash needs will prove to be accurate. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We cannot be sure that financing will be available in amounts or on terms acceptable to us, if at all.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA

The following table sets forth our unaudited selected consolidated quarterly financial data for the years ended December 31, 1998 and 1999.

                                         Three Months Ended 1998                             Three Months Ended 1999
                             ------------------------------------------------   -------------------------------------------------
                             March 31     June 30      Sept. 30     Dec. 31      March 31     June 30      Sept. 30     Dec. 31
                             ---------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
DOLLARS IN THOUSANDS,
  EXCEPT PER SHARE DATA
Revenues...................    $  399        $  740      $ 1,858      $ 4,157      $ 7,568      $ 8,414      $ 7,555     $ 13,418
Cost of revenues...........       431           753        1,629        3,036        7,140        7,543        4,811        7,835
                             ---------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Gross profit.............       (32)          (13)         229        1,121          428          871        2,744        5,583
                             ---------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating expenses:
  Sales and marketing......     1,345         3,133        3,212        4,493        5,472       12,808       15,265       21,527
  General and
  administrative...........       509           699        1,069        1,272          960        1,521        3,012        2,849
  Research and
  development..............       459           983        1,560        1,368        1,600        1,334        2,433        3,518
  Amortization of
  intangible assets........        57            61          223          389          558        1,080        2,096        5,071
  Stock-based
  compensation.............        --             2           35          145          133        1,822          592        4,669
  Unusual item--write-off
    of
    acquired technology....        --            --           --        5,207           --           --           --           --
                             ---------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total operating
  expenses.................     2,370         4,878        6,099       12,874        8,723       18,565       23,398       37,634
                             ---------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

    Loss from operations...    (2,402)       (4,891)      (5,870)     (11,753)      (8,295)     (17,694)     (20,654)     (32,051)

Nonoperating income
  (expense), net...........        12            97           68           (6)          15         (260)        (360)       3,356
                             ---------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

    Net loss...............   $(2,390)      $(4,794)     $(5,802)    $(11,759)     $(8,280)    $(17,954)    $(21,014)    $(28,695)
                             =========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Basic and diluted pro forma
  net loss per share (1)...   $ (0.28)      $ (0.37)     $ (0.41)     $ (0.75)     $ (0.48)     $ (0.80)     $ (0.82)     $ (0.77)
                             =========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Weighted average shares
  used to calculate pro
  forma basic and diluted
  net loss per share (1)...  8,639,544   13,022,436   14,017,673   15,661,418   17,168,592   22,538,696   25,776,927   37,313,691
                             =========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) Basic and diluted pro forma net loss per share is computed based on the weighted average number of shares outstanding, giving effect to the conversion of convertible preferred stock on an as-if converted basis from the original issuance date.

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

SEASONALITY

We believe that our advertising and merchandising revenues on the ShopNow marketplace are subject to seasonality changes as retail transactions and advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. In addition, Internet usage typically declines during the summer and certain holiday periods. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry and in the usage of, and transactions on, our web sites and those of our merchants. Seasonal and cyclical patterns in online transactions and advertising would affect our revenues. Those patterns may also develop on our web sites. Given the early stage of the development of the Internet and our company, however, we cannot predict to what extent, if at all, our operations will prove to be seasonal.

IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

Prior to January 1, 2000, we devoted substantial resources in an effort to ensure that our proprietary software, the third-party software on which we rely, and the underlying systems and protocols did not contain errors associated with Year 2000 date functions. Since January 1, 2000, we have not experienced any disruption as a result of any Year 2000 problems or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ShopNow.com Inc.:

We have audited the accompanying consolidated balance sheets of ShopNow.com Inc. (a Washington corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ShopNow.com Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and Financial Statement Schedules is presented for purpose of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Seattle, Washington,
January 19, 2000

                                SHOPNOW.COM INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               ---------------------------
                                                                   As of December 31,
                                                               ---------------------------
                                                                       1998           1999
                                                               ------------   ------------

ASSETS
Current Assets:
  Cash and cash equivalents.................................   $      9,849   $     10,660
  Short-term investments....................................            150         52,172
  Accounts receivable, net of allowance for doubtful
    accounts of $230 in 1998 and $291
    in 1999.................................................          2,266          6,591
  Unbilled services.........................................          1,448          2,102
  Prepaid expenses and other................................            709          5,559
                                                               ------------   ------------
    Total current assets....................................         14,422         77,084
Property and equipment, net.................................          4,185         19,385
Goodwill, net...............................................            515         23,860
Other intangible assets, net................................          3,944        104,713
Investments in marketable equity securities.................             --         30,884
Other assets, net...........................................            717         18,248
                                                               ------------   ------------
    Total assets............................................   $     23,783   $    274,174
                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................   $      3,551   $      8,330
  Accrued liabilities.......................................          1,132          8,778
  Line of credit............................................            238             --
  Current portion of notes and leases.......................          1,133          8,565
  Customer deposits.........................................          2,155          2,194
  Deferred revenue..........................................            535          5,786
                                                               ------------   ------------
    Total current liabilities...............................          8,744         33,653
Notes and leases payable, less current portion..............          1,837          5,409
Put warrant liability.......................................             --          1,388
Deferred tax liabilities....................................             --          4,511
                                                               ------------   ------------
    Total liabilities.......................................         10,581         44,961
                                                               ------------   ------------
Commitments (Note 11)
Shareholders' Equity:
  Convertible preferred stock, $0.001 par value: Authorized
    shares - 20,000,000 in 1998 and 5,000,000 in 1999;
    issued shares - 12,299,896 in 1998 and none in 1999,
    preference in liquidation of $41,753 in 1998............         35,070             --
  Common stock, $0.001 par value: Authorized
    shares - 200,000,000; issued shares - 4,602,573 in 1998
    and 42,923,035 in 1999..................................          6,559        325,502
  Common stock warrants.....................................          1,866          8,260
  Deferred compensation.....................................           (930)        (6,713)
  Accumulated other comprehensive income....................             --          7,470
  Accumulated deficit.......................................        (29,363)      (105,306)
                                                               ------------   ------------
  Total shareholders' equity................................         13,202        229,213
                                                               ------------   ------------
  Total liabilities and shareholders' equity................   $     23,783   $    274,174
                                                               ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                                SHOPNOW.COM INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                          ------------------------------------------
                                                                      For the Year Ended
                                                                         December 31,
                                                          ------------------------------------------
                                                                  1997           1998           1999
                                                          ------------   ------------   ------------
Revenues:
  ShopNow marketplace and transaction processing........  $         69   $      4,211   $     25,841
  Merchant services.....................................           535          2,943         11,114
                                                          ------------   ------------   ------------
    Total revenues......................................           604          7,154         36,955
                                                          ------------   ------------   ------------
Cost of Revenues:
  ShopNow marketplace and transaction processing........           159          4,493         20,169
  Merchant services.....................................           356          1,356          7,160
                                                          ------------   ------------   ------------
    Total cost of revenues..............................           515          5,849         27,329
                                                          ------------   ------------   ------------
Gross profit............................................            89          1,305          9,626
                                                          ------------   ------------   ------------
Operating Expenses:
  Sales and marketing...................................         1,201         12,183         55,072
  General and administrative............................           918          3,549          8,342
  Research and development..............................         2,436          4,370          8,885
  Amortization of intangible assets.....................           136            730          8,805
  Stock-based compensation..............................            --            182          7,216
  Unusual item - impairment of acquired technology......            --          5,207             --
                                                          ------------   ------------   ------------
    Total operating expenses............................         4,691         26,221         88,320
                                                          ------------   ------------   ------------
      Loss from operations..............................        (4,602)       (24,916)       (78,694)
                                                          ------------   ------------   ------------
Nonoperating Income (Expense):
  Gain on sale of marketable equity securities..........            --             --          2,878
  Interest income (expense), net........................          (164)           171           (127)
                                                          ------------   ------------   ------------
    Total nonoperating income (expense).................          (164)           171          2,751
                                                          ------------   ------------   ------------
Net loss................................................  $     (4,766)  $    (24,745)  $    (75,943)
                                                          ============   ============   ============
Basic and diluted net loss per share....................  $      (1.83)  $      (7.01)  $      (5.80)
                                                          ============   ============   ============
Weighted average shares outstanding used to compute
  basic and diluted net loss per share..................     2,608,398      3,532,054     13,095,893
                                                          ============   ============   ============
Basic and diluted pro forma net loss per share..........                                $      (2.95)
                                                                                        ============
Weighted average shares outstanding used to compute
  basic and diluted pro forma net loss per share........                                  25,754,882
                                                                                        ============

 The accompanying notes are an integral part of these consolidated statements.

                                SHOPNOW.COM INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                          ------------------------------------------
                                                                      For the Year Ended
                                                                         December 31,
                                                          ------------------------------------------
                                                                  1997           1998           1999
                                                          ------------   ------------   ------------
Net loss................................................  $     (4,766)  $    (24,745)  $    (75,943)
Unrealized gain on marketable equity securities.........       --             --               7,470
                                                          ------------   ------------   ------------
Comprehensive loss......................................  $     (4,766)  $    (24,745)  $    (68,473)
                                                          ============   ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                                SHOPNOW.COM INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    ----------------------------------------------------------------------------------------
                                    Convertible Preferred
                                            Stock                 Common Stock          Common
                                    ----------------------   ----------------------      Stock   Subscription       Deferred
                                         Shares     Amount       Shares      Amount   Warrants     Receivable   Compensation
                                    -----------   --------   ----------   ---------   --------   ------------   ------------
Balances, December 31, 1996.......           --   $     --    1,995,722   $    275    $     --   $        --    $         --
  Net loss January 1, 1997 through
    February 25, 1997.............           --         --           --         --          --            --              --
  Conversion from S Corporation to
    C Corporation.................           --         --           --     (1,252)         --            --              --
  Conversion of shareholder notes
    into Series A preferred
    stock.........................      699,612        350           --         --          --            --              --
  Issuance of Series B preferred
    stock.........................    2,334,079      1,800           --         --          --            --              --
  Issuance of common stock........           --         --      600,000         90          --            --              --
  Repurchase of common stock......           --         --      (10,000)       (10)         --            --              --
  Conversion of shareholder notes
    into Series C preferred
    stock.........................      835,205      1,253           --         --          --            --              --
  Conversion of shareholder notes
    into common stock.............           --         --      177,333         89          --            --              --
  Net loss, February 26, 1997
    through December 31, 1997.....           --         --           --         --          --            --              --
                                    -----------   --------   ----------   --------    --------   -----------    ------------
Balances, December 31, 1997.......    3,868,896      3,403    2,763,055       (808)         --            --              --
  Issuance of Series D preferred
    stock.........................    4,250,000     13,461           --         --         673            --              --
  Common stock, options and
    warrants issued for businesses
    acquired......................           --         --    1,744,692      6,105          --            --              --
  Issuance of Series E preferred
    stock and warrants to acquire
    common stock..................    2,125,000      7,672           --         --         328            --              --
  Issuance of Series F preferred
    stock and warrants to acquire
    common stock..................    2,056,000     10,534           --         --         865            --              --
  Exercise of common stock
    options.......................           --         --       32,499         25          --            --              --
  Issuance of common stock in
    consideration for professional
    services......................           --         --       62,327        125          --            --              --
  Issuance of compensatory stock
    options.......................           --         --           --      1,112          --            --          (1,112)
  Compensation attributable to
    stock options vesting.........           --         --           --         --          --            --             182
  Net loss........................           --         --           --         --          --            --              --
                                    -----------   --------   ----------   --------    --------   -----------    ------------
Balances, December 31, 1998.......   12,299,896     35,070    4,602,573      6,559       1,866            --            (930)

                                    -------------------------------------------
                                      Accumulated
                                            Other                         Total
                                    Comprehensive   Accumulated   Shareholders'
                                           Income       Deficit          Equity
                                    -------------   -----------   -------------
Balances, December 31, 1996.......  $          --   $    (1,104)  $       (829)
  Net loss January 1, 1997 through
    February 25, 1997.............             --          (148)          (148)
  Conversion from S Corporation to
    C Corporation.................             --         1,252             --
  Conversion of shareholder notes
    into Series A preferred
    stock.........................             --            --            350
  Issuance of Series B preferred
    stock.........................             --            --          1,800
  Issuance of common stock........             --            --             90
  Repurchase of common stock......             --            --            (10)
  Conversion of shareholder notes
    into Series C preferred
    stock.........................             --            --          1,253
  Conversion of shareholder notes
    into common stock.............             --            --             89
  Net loss, February 26, 1997
    through December 31, 1997.....             --        (4,618)        (4,618)
                                    -------------   -----------   ------------
Balances, December 31, 1997.......             --        (4,618)        (2,023)
  Issuance of Series D preferred
    stock.........................             --            --         14,134
  Common stock, options and
    warrants issued for businesses
    acquired......................             --            --          6,105
  Issuance of Series E preferred
    stock and warrants to acquire
    common stock..................             --            --          8,000
  Issuance of Series F preferred
    stock and warrants to acquire
    common stock..................             --            --         11,399
  Exercise of common stock
    options.......................             --            --             25
  Issuance of common stock in
    consideration for professional
    services......................             --            --            125
  Issuance of compensatory stock
    options.......................             --            --             --
  Compensation attributable to
    stock options vesting.........             --            --            182
  Net loss........................             --       (24,745)       (24,745)
                                    -------------   -----------   ------------
Balances, December 31, 1998.......             --       (29,363)        13,202

                                SHOPNOW.COM INC.

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    ----------------------------------------------------------------------------------------
                                    Convertible Preferred
                                            Stock                 Common Stock          Common
                                    ----------------------   ----------------------      Stock   Subscription       Deferred
                                         Shares     Amount       Shares      Amount   Warrants     Receivable   Compensation
                                    -----------   --------   ----------   ---------   --------   ------------   ------------
  Issuances of Series F preferred
    stock and warrants to acquire
    common stock..................      280,000   $  1,400           --   $     --    $     --   $        --    $         --
  Issuance of Series G preferred
    stock and warrants to acquire
    common stock..................    5,014,286     33,200           --         --       1,900            --              --
  Issuance of Series H preferred
    stock and warrants to acquire
    common stock..................      333,334      2,840           --         --         160            --              --
  Issuance of Series I preferred
    stock and warrants to acquire
    common stock..................    2,100,000     16,621           --         --       2,188            --              --
  Exercise of Series C preferred
    stock warrants................      161,545        220           --         --          --            --              --
  Preferred stock converted to
    common stock upon closing of
    initial public offering.......  (20,189,061)   (89,351)  20,189,061     89,351          --            --              --
  Common stock issued upon closing
    of initial public offering,
    net of issuance costs.........           --         --    8,337,500     91,084          --            --              --
  Common stock issued for
    businesses acquired...........           --         --    8,039,363    116,345          --            --              --
  Issuance of warrants for loan
    origination fees..............           --         --           --         --         588            --              --
  Issuance of options and warrants
    to marketing partners.........           --         --           --         46       2,041            --              --
  Exercise of common stock
    options.......................           --         --      800,347      1,541          --          (390)             --
  Exercise of common stock
    warrants......................           --         --      576,156        994        (483)           --              --
  Issuance of common stock in
    consideration for professional
    services......................           --         --        7,000          4          --            --              --
  Issuance of common stock in
    consideration for investing
    activities....................           --         --      500,263      7,669          --            --              --
  Repurchase of common stock......           --         --     (129,228)       (46)         --            --              --
  Issuance of compensatory stock
    options.......................           --         --           --     12,345          --            --         (12,183)
  Compensation attributable to
    stock options vesting.........           --         --           --         --          --            --           6,400
  Unrealized gain on
    investments...................           --         --           --         --          --            --              --
  Net loss........................           --         --           --         --          --            --              --
                                    -----------   --------   ----------   --------    --------   -----------    ------------
Balances, December 31, 1999.......           --   $     --   42,923,035   $325,892    $  8,260   $      (390)   $     (6,713)
                                    ===========   ========   ==========   ========    ========   ===========    ============

                                    -------------------------------------------
                                      Accumulated
                                            Other                         Total
                                    Comprehensive   Accumulated   Shareholders'
                                           Income       Deficit          Equity
                                    -------------   -----------   -------------
  Issuances of Series F preferred
    stock and warrants to acquire
    common stock..................  $          --   $        --   $      1,400
  Issuance of Series G preferred
    stock and warrants to acquire
    common stock..................             --            --         35,100
  Issuance of Series H preferred
    stock and warrants to acquire
    common stock..................             --            --          3,000
  Issuance of Series I preferred
    stock and warrants to acquire
    common stock..................             --            --         18,809
  Exercise of Series C preferred
    stock warrants................             --            --            220
  Preferred stock converted to
    common stock upon closing of
    initial public offering.......             --            --             --
  Common stock issued upon closing
    of initial public offering,
    net of issuance costs.........             --            --         91,084
  Common stock issued for
    businesses acquired...........             --            --        116,345
  Issuance of warrants for loan
    origination fees..............             --            --            588
  Issuance of options and warrants
    to marketing partners.........             --            --          2,087
  Exercise of common stock
    options.......................             --            --          1,151
  Exercise of common stock
    warrants......................             --            --            511
  Issuance of common stock in
    consideration for professional
    services......................             --            --              4
  Issuance of common stock in
    consideration for investing
    activities....................             --            --          7,669
  Repurchase of common stock......             --            --            (46)
  Issuance of compensatory stock
    options.......................             --            --            162
  Compensation attributable to
    stock options vesting.........             --            --          6,400
  Unrealized gain on
    investments...................          7,470            --          7,470
  Net loss........................             --       (75,943)       (75,943)
                                    -------------   -----------   ------------
Balances, December 31, 1999.......  $       7,470   $  (105,306)  $    229,213
                                    =============   ===========   ============

 The accompanying notes are an integral part of these consolidated statements.

                                SHOPNOW.COM INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                          ------------------------------------------
                                                                      For the Year Ended
                                                                         December 31,
                                                          ------------------------------------------
                                                                  1997           1998           1999
                                                          ------------   ------------   ------------
Operating Activities:
  Net loss..............................................  $     (4,766)       (24,745)  $    (75,943)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
      Unusual item - impairment of acquired
        technology......................................            --          5,207             --
      Depreciation and amortization.....................           277          1,602         13,180
      Write down of long-term investments...............            34             --             --
      Amortization of deferred compensation.............            --            182          6,562
      Operating expenses paid in stock and warrants.....            --            125          2,041
      Changes in operating assets and liabilities,
        excluding effect of businesses acquired:
        Accounts receivable.............................           (51)         2,107         (3,389)
        Prepaid expenses and other current assets.......          (189)           (77)        (4,640)
        Other assets....................................            --             --         (1,559)
        Unbilled services and customer deposits, net....            --         (3,713)          (615)
        Accounts payable................................           831          2,303          4,453
        Accrued liabilities.............................           417            521          7,222
        Deferred revenue................................            --            535          4,676
                                                          ------------   ------------   ------------
Net cash used in operating activities...................        (3,447)       (15,953)       (48,012)
                                                          ------------   ------------   ------------
Investing Activities:
  Purchases of property and equipment...................          (481)        (2,189)       (13,457)
  Purchase of short-term investments....................            --           (150)      (101,734)
  Sale of short-term investments........................            --             --         49,712
  Sale of marketable equity securities..................            --             --            112
  Investments in equity securities and other assets.....          (943)          (147)        (7,251)
  Acquisition of businesses, net of cash acquired of
    $2,850 in 1998 and $711 in 1999.....................          (250)        (2,851)        (9,387)
                                                          ------------   ------------   ------------
Net cash used in investing activities...................        (1,674)        (5,337)       (82,005)
                                                          ------------   ------------   ------------

                                SHOPNOW.COM INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 (IN THOUSANDS)

                                                          ------------------------------------------
                                                                      For the Year Ended
                                                                         December 31,
                                                          ------------------------------------------
                                                                  1997           1998           1999
                                                          ------------   ------------   ------------
Financing Activities:
  Borrowings under bank line of credit..................  $        200   $         38   $      1,000
  Principal payments under bank line of credit..........           (78)            --         (1,238)
  Proceeds from convertible subordinated notes..........         1,253             --             --
  Proceeds from debt obligations........................         2,562          3,700         12,410
  Payments on debt obligations..........................          (242)        (6,034)        (7,544)
  Proceeds from sale of preferred stock and warrants,
    net of issuance costs...............................         1,800         33,034         33,429
  Proceeds from sale of common stock, net of issuance
    costs...............................................            --             25         92,817
  Common stock repurchased..............................           (10)            --            (46)
                                                          ------------   ------------   ------------
Net cash provided by financing activities...............         5,485         30,763        130,828
                                                          ------------   ------------   ------------
Net increase in cash and cash equivalents...............           364          9,473            811
Cash and cash equivalents at beginning of period........            12            376          9,849
                                                          ------------   ------------   ------------
Cash and cash equivalents at end of period..............  $        376   $      9,849   $     10,660
                                                          ============   ============   ============
Supplementary disclosure of cash flow information:
  Cash paid during the period for interest..............  $         11   $        232   $        962
                                                          ============   ============   ============
  Non-cash investing and financing activities:
    Conversion of note payable and convertible
      subordinated debt to preferred stock..............  $      1,603   $        500   $         --
                                                          ============   ============   ============
    Conversion of note payable to common stock..........  $         89   $         --   $         --
                                                          ============   ============   ============
    Preferred stock issued as part of investment in
      marketable equity securities......................            --             --         25,100
                                                          ============   ============   ============
    Common stock, options and warrants issued and
      liabilities
      assumed as part of business and technology
      acquisitions......................................  $         90   $      6,105   $    129,825
                                                          ============   ============   ============
    Assets acquired under capital leases................  $        125   $      2,092   $      4,607
                                                          ============   ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

NOTE 1. ORGANIZATION AND BACKGROUND:

THE COMPANY

ShopNow.com Inc. (the Company), formerly TechWave, Inc., provides an end-to-end solution that enables businesses to engage in e-commerce with other businesses, merchants and shoppers. The Company's end-to-end solution consists of access to online marketplaces combined with a suite of e-commerce enabling products and services, referred to as merchant services. These merchant services include custom application and online store development and design, hosting and maintenance, sales and marketing services and transaction processing. The Company also maintains an online marketplace, referred to as the ShopNow marketplace, which aggregates merchants and shoppers over a distributed network of web sites. In January 2000, the Company launched a business-to-business portal and marketplace, located at b2bNow.com, which is designed to enable businesses to engage in online transactions with other businesses.

In June, 1999 the Company ceased operating its BuySoftware.com business. Given the Company's continued involvement in certain retailing activities over the ShopNow marketplace, the results of BuySoftware.com have been reflected in continuing operations until the date operations ceased, as the disposal did not meet the criteria for discontinued operations under Accounting Principles Board
(APB) No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key management personnel, successful development and marketing of its products and services, the continued acceptance of the Internet as a medium for electronic commerce, competition from substitute products and services from companies with greater financial, technical management and marketing resources and risks associated with recent acquisitions. Further, during the period required to develop or enhance commercially viable products, services and sources of revenues, the Company may require additional funds that may not be readily available.

INITIAL PUBLIC OFFERING

On October 4, 1999, the Company closed its initial public offering (IPO) of 7,250,000 shares of common stock at $12.00 per share, for proceeds net of underwriters' fees and commissions of $80.9 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis. On November 2, 1999, the underwriters of the IPO exercised their over-allotment option and sold an additional 1,087,500 shares at $12.00 per share, for proceeds net of underwriters' fees and commissions of $12.1 million. The combined net proceeds to the Company, less additional offering costs of approximately $1.9 million, were $91.1 million. In addition, a $1 million promissory note in connection with the Company's acquisition of GO Software, Inc. (GO) and a $4 million bridge loan with a financial institution plus accrued interest were repaid.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include 100% of the assets, liabilities and results of operations of all subsidiaries in which the Company has a controlling ownership interest of greater than 50%. Equity investments in which the Company holds less than a 20% ownership interest are recorded at cost and are included in other assets,

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) net in the accompanying consolidated balance sheets. All significant intercompany transactions and balances have been eliminated.

Pro forma basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding giving effect to the conversion of convertible preferred stock outstanding that automatically converted upon completion of the Company's initial public offering (using the if-converted method from the original issuance date) during the fourth quarter of 1999 (See Note 2). Pro forma diluted net loss per share excludes the impact of stock options and warrants as the effect of their inclusion would be antidilutive.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company derives substantially all of its revenues from the ShopNow marketplace and from providing merchant services to businesses.

Revenues from the ShopNow marketplace are generated from advertising and merchandising paid by merchants, leads and orders delivered to merchants, as well as transaction processing and licensing fees. Advertising consists of the sale of impressions on one or more of the Company's network of web sites; merchandising consists of the sale of specific positions or category sponsorships on the sites. These agreements typically have a term of one to four months. Advertising and merchandising revenues are recognized ratably over the term of the applicable agreement. The Company generates transaction processing and licensing fees from its payment processing and fraud prevention products and services. In these cases, the merchant bears the full credit risk and the Company recognizes a transaction fee upon the consummation of the sale. In addition, the Company offers products directly to shoppers over the ShopNow marketplace. In these instances where the Company acts as merchant-of-record, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product. Revenues generated from the Company's BuySoftware.com business are included in ShopNow marketplace and transaction processing revenues in the accompanying consolidated statements of operations through June 1999, at which point management ceased operations of BuySoftware.com.

Revenues from merchant services are generated principally through development fees, hosting fees and sales and marketing services. Merchant services can be purchased as a complete end-to-end suite of services or separately. The Company recognizes revenues from development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to five months. Hosting contracts typically have a term of one year, with fees charged on a monthly basis. The Company bears full credit risk with respect to these sales. Anticipated losses on these contracts are recorded when identified. To date, losses have not been significant. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, are recognized in the period in which the revisions are determined. Unbilled services typically represent amounts earned under the Company's

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) contracts not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceed revenues earned on contracts, the amounts are included in the accompanying consolidated balance sheets as customer deposits, as the amounts typically related to ancillary services, whereby the Company is acting in an agency capacity. Fee revenue from ancillary services provided by the merchant services division is recognized upon completion of the related job by the applicable third party vendor. Deferred revenue consists primarily of prepaid licensing fees which are being amortized over their contract life (see
Note 13).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

SHORT-TERM INVESTMENTS AND MARKETABLE EQUITY SECURITIES

The Company classifies these securities as available for sale and are stated at fair value in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available for sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are reflected in accumulated other comprehensive income in the accompanying consolidated balance sheets. Fair value is based on quoted market prices. The Company's short-term investments consist of corporate notes and bonds, commercial paper, municipal notes and bonds, auction preferreds and US government securities and are stated at cost, which approximates fair value. Marketable equity securities consist solely of investments in the common stock of publicly-traded companies and are recorded at fair value. Unrealized holding gains and losses, net of tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized as earned.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Assets purchased under capital leases are recorded at cost (based on the present value of future minimum lease payments discounted at the contractual interest rates). Depreciation is computed using the straight-line method over the assets' estimated useful lives of two to seven years, or in the case of leasehold improvements, three years or the life of the lease, whichever is shorter. Betterments are capitalized. Repairs and maintenance expenditures are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist primarily of acquired technology, proprietary concepts, customer lists, domain names and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset (see Note 3).

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
COST-BASIS INVESTMENTS

The Company's cost-based equity investments, which consist primarily of investments in the equity securities of certain early-stage technology companies, were approximately $43,000 and $14.6 million at December 31, 1998 and 1999, respectively, and are classified as other assets, net in the accompanying consolidated balance sheets. The Company monitors its cost-basis investments for impairment. There can be no assurance that the Company's investments in these early-stage technology companies will be realized.

ADVERTISING COSTS

The cost of advertising is expensed as incurred. For the years ended
December 31, 1997, 1998 and 1999, the Company incurred advertising and direct marketing expenses of approximately $470,000, $5.7 million and $29.1 million, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and consist primarily of salaries, supplies and contract services.

The Company's accounting policy is to capitalize eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as a completion of a working model. For the years ended December 31, 1997, 1998 and 1999, the amount of eligible costs to be capitalized has not been significant, and accordingly, the Company has charged all software development costs to research and development in the accompanying consolidated statements of operations.

STOCK COMPENSATION

The Company has adopted the disclosure-only provisions of the SFAS No. 123, "Accounting for Stock-Based Compensation", and instead applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock over the stock option exercise price at the date of grant. Options and warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123.

INCOME TAXES

The shareholders of the Company elected to be treated as an S Corporation under the Internal Revenue Code until February 26, 1997. As a result, taxable income until that date was included in the taxable income of the individual shareholders, and no income tax provision was recorded. In addition, in accordance with Staff Accounting Bulletin Topic 4B, the Company has reclassified accumulated losses incurred prior to the date of conversion to C Corporation status from retained earnings to common stock.

The Company terminated its S Corporation status on February 26, 1997 (Termination) and implemented SFAS No. 109, "Accounting for Income Taxes," upon becoming a taxable entity. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the tax rates that will be in effect when the differences are expected to reverse. Deferred taxes were not recorded at Termination as the temporary differences between recognition of income and expense for financial reporting and tax purposes were not significant.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
NET LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of common stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive. The Company has not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. Diluted net loss per share for all periods shown does not include the effects of the convertible preferred stock and shares issuable upon the exercise of stock options and warrants as the effect of their inclusion is antidilutive during each period.

STATEMENTS OF COMPREHENSIVE LOSS

There were no reclassification adjustments as defined in SFAS 130, "Reporting Comprehensive Income" or income tax provision related to the unrealized gain on investments during the year ended December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The implementation of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The implementation of SOP 98-5 did not have a material impact on the company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

RECLASSIFICATIONS

Certain information reported in previous periods has been reclassified to conform to the current period presentation.

NOTE 3. ACQUISITIONS:

In January 1997, the Company formed a wholly owned subsidiary, TechWave Acquisition, Inc. (TechWave Acquisition). In January 1997, Web Solutions, Inc. (Web Solutions) and Intelligent Software Solutions, Inc. (Intelligent Software)

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 3. ACQUISITIONS: (CONTINUED)
merged with and into TechWave Acquisition in exchange for 600,000 shares of the Company's common stock valued at approximately $90,000, a convertible note payable for $250,000 ($226,000 in principal and $24,000 in interest), and $25,000 in cash, aggregating a total purchase price of $341,000. The acquisition was accounted for in accordance with the purchase method of accounting. The excess purchase price was principally allocated to acquired technology, which is amortized over a five-year life. In November 1997, the unpaid principal balance of $89,000 was converted into 177,333 shares of common stock. Both Web Solutions and Intelligent Software were software development companies with core technologies that were incorporated into the Company's electronic software distribution products. Additionally, the sole shareholder of Web Solutions and Intelligent Software became an officer of the Company.

In June 1998, the Company acquired e-Warehouse, Inc. and CyberTrust, Inc., wholly owned subsidiaries of a publicly traded Canadian company. The sellers had developed certain payment processing technologies that the Company had planned to utilize in their e-commerce offerings. Consideration for these acquisitions consisted of $4.0 million in cash and 422,710 shares of the Company's common stock (valued at $3.30 per share), with a total value of approximately
$5.4 million. The acquisition was recorded using the purchase method of accounting. The Company never fully utilized the acquired technology and had determined that it had no alternative future use or value in the Company's transaction processing systems, as the Company's existing technology platform provided the enhanced functionality needed in the Company's business operations. Due to the impairment of the acquired technology, the Company wrote off all of the excess purchase price, except for value assigned to domain names, in the accompanying 1998 consolidated statement of operations. As a result of the impairment, the Company commenced legal proceedings in December 1998 against two of the executives associated with the acquired companies. In January 1999, the two executives filed a counterclaim against the Company. On August 10, 1999, all legal proceedings were settled, resulting in an insignificant charge to the Company.

In August 1998, the Company completed its acquisition of The Internet Mall, which was doing business as ShopNow, Inc. (ShopNow). The Internet Mall, Inc. operated a shopping aggregation Web site and provided the Company with technology and merchant relationships to assist in the development of an online shopping portal. In connection with this acquisition, the Company issued 719,915 shares of common stock, valued at $3.30 per share, and warrants to purchase common stock for a total purchase price of approximately $2.6 million. The acquisition was accounted for using the purchase method of accounting. Of the total excess purchase price of $2.6 million, approximately $1.5 million was allocated to customer lists and domain names, which are amortized over a three-year life, with the remainder being allocated to acquired technology, workforce and goodwill, which are amortized over three-year lives.

In September 1998, the Company entered into a purchase and merger agreement with Media Assets, Inc. (doing business as The Haggin Group). The Haggin Group is a creative design and direct marketing firm with offices in California. The Company paid The Haggin Group consideration including $300,000 in cash, a promissory note for $1.0 million, 600,000 shares of the Company's common stock, valued at $3.30 per share, and options to acquire common stock for a total purchase price of approximately $3.3 million. The terms of the promissory note require payments, by the Company, of eight equal quarterly installments of approximately $113,000 on the first day of each quarter commencing January 1, 1999 until fully paid on October 1, 2000. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $1.7 million was allocated to customer lists and domain names and is being amortized over a three-year life. In connection with this acquisition, three employees were granted a total of 1.2 million options at exercise prices between $2.00 and $3.00 per share to acquire the Company's common stock. The vesting of these options was dependent upon the achievement of certain

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 3. ACQUISITIONS: (CONTINUED)
performance measures related to business unit revenue and customer growth as defined in the stock option agreements. The performance measures initially established were well beyond the historical financial results achieved during prior periods. As such, during the period these options were outstanding, the thresholds established to trigger vesting were not considered achievable and were not achieved. As no measurement date for the options occurred and since the price of the options was fixed, the number of shares to be ultimately issued was not known. Since these thresholds were not considered achievable, these options were cancelled in May of 1999. The three employees were granted fixed-price options to purchase 405,000 shares of the Company's common stock with time vesting provisions not dependent upon performance. These options had the same strike prices and vesting terms as the original grants. As the grant of the new options created a new measurement date, the Company recorded $1.9 million of deferred compensation for the difference between the strike price and the underlying fair market value of the common stock at May 1999, which was determined to be $7.22 per share. The Company also recognized a compensation charge of $831,000 for the immediately vested portion of these grants in the accompanying consolidated December 31, 1999 financial statements.

In June 1999, the Company acquired GO Software, Inc. (GO). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. The Company paid GO $4.7 million in cash, issued a $1 million promissory note bearing interest at 10%, and issued 1,123,751 shares of common stock, valued at $8.54 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which are both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of the Company's IPO.

Also in June 1999, the Company acquired CardSecure, Inc. (CardSecure) for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately
$3.5 million was allocated to acquired technology and is being amortized over a three-year life (see Note 3).

On November 12, 1999, the Company acquired SpeedyClick, Corp. (SpeedyClick), a California corporation, for $55.6 million of cash, common stock and common stock options. SpeedyClick, a privately held company, maintains an Internet web site that focuses on entertainment and interactivity. Upon effectiveness of the acquisition, a total of 3,799,237 shares of common stock valued at $13.31 per share were issued to the owners of SpeedyClick. Options to purchase SpeedyClick common stock were assumed by the Company and converted into 157,537 options to purchase the Company's common stock. The Company also paid cash consideration of $3.0 million to the owners of SpeedyClick. The Company accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets are being amortized over a three-year life.

On December 3, 1999, the Company acquired Cortix, Inc. (Cortix), an Arizona corporation doing business as 20-20Consumer.com, for $14.4 million of cash and common stock. Cortix, a privately held company, is an operator of comparison shopping services including online reviews and ratings for commerce-oriented businesses, merchants and products. Upon effectiveness of the acquisition, 711,435 shares of common stock valued at $18.81 per share were issued to the owners of Cortix. The Company also paid cash consideration of $1.0 million to the owners of Cortix. The Company accounted for this transaction as a purchase. Of the $14.4 million in consideration paid, approximately $11.4 million was allocated to acquired technology, $1.6 million to customer lists and $1.3 million to goodwill. These intangible assets are being amortized over a three-year life.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 3. ACQUISITIONS: (CONTINUED)
On December 17, 1999, the Company acquired WebCentric Inc., (WebCentric) a Kansas corporation doing business as bottomdollar.com, for $40.2 million of common stock, common stock options and including approximately $1.4 million of cash. WebCentric, a privately held company, develops e-commerce integration technology and applications, including a comparison shopping engine that allows consumers to search and compare the products and services of several leading Internet merchants. Upon effectiveness of the acquisition, a total of 2,161,904 shares of common stock valued at $16.89 per share were issued to the owners of WebCentric. In addition, the Company issued replacement stock options to purchase an aggregate of 121,544 shares of the Company's common stock to certain employees and owners of WebCentric. The Company accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately
$31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets are being amortized over a three-year life.

In January 2000, the Company entered into a definitive agreement to acquire Ubarter.com, Inc. (Ubarter), for approximately $45 million of common stock, common stock options and common stock warrants. Ubarter, a publicly traded company, is an e-commerce company specializing in online business-to-business barter exchange. The acquisition is expected to close in the second quarter of 2000 subject to the Company's effectiveness of a registration statement on Form S-4 with the Securities and Exchange Commission and the approval of the shareholders of Ubarter.

UNAUDITED PRO FORMA COMBINED RESULTS

The following summarizes the unaudited pro forma results of the Company's operations for the years ended December 31, 1997, 1998 and 1999, assuming the Media Assets, Inc., and The Internet Mall, Inc. transactions occurred as of January 1, 1997 and the GO, CardSecure, SpeedyClick, Cortix and WebCentric transactions occurred as of January 1, 1998. Pro forma information for the e-Warehouse, Inc. and CyberTrust, Inc. transactions is not presented, as it is not considered meaningful. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

                                                              -------------------------------
                                                                  Year Ended December 31,
                                                              -------------------------------
                                                                  1997       1998        1999
                                                              --------   --------   ---------
                                                                   (in thousands, except
                                                                    per share amounts)
Revenues....................................................  $ 6,426    $ 14,202   $  40,144
Net loss....................................................  $(4,917)   $(61,542)  $(114,209)
Net loss per share..........................................  $ (0.98)   $  (4.88)  $   (5.79)

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 4. SHORT-TERM INVESTMENTS:

Short-term investments are summarized as follows (in thousands):

                                                              -------------------
                                                                 December 31,
                                                              -------------------
                                                                  1998       1999
                                                              --------   --------
Auction preferreds..........................................    $ --     $14,647
Municipal notes and bonds...................................      --      13,453
Commercial paper............................................      --      11,452
Corporate notes and bonds...................................      --       6,298
U.S. government securities..................................      --       6,172
Certificate of deposit......................................     150         150
                                                                ----     -------
Total short-term investments................................    $150     $52,172
                                                                ====     =======

Included in the U.S. government securities category is $2.6 million pledged as a letter of credit for certain of the Company's office facilities.

NOTE 5. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

                                                              -------------------
                                                                 December 31,
                                                              -------------------
                                                                  1998       1999
                                                              --------   --------
Equipment...................................................  $ 3,313    $11,065
Software....................................................      759     10,645
Furniture and fixtures......................................      568      1,618
Leasehold improvements......................................      548        817
                                                              -------    -------
                                                                5,188     24,145
Less - Accumulated depreciation and amortization............   (1,003)    (4,760)
                                                              -------    -------
Property and equipment, net.................................  $ 4,185    $19,385
                                                              =======    =======

Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was approximately $186,000, $816,000 and $3.6 million, respectively.

Property and equipment shown above include assets under capital leases of approximately $2.2 million and $6.9 million at December 31, 1998 and 1999, with corresponding accumulated amortization of approximately $270,000 and $1.0 million at December 31, 1998 and 1999, respectively.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 6. OTHER INTANGIBLE ASSETS:

Other intangible assets consist of the following (in thousands):

                                                              -------------------
                                                                 December 31,
                                                              -------------------
                                                                  1998       1999
                                                              --------   --------
Acquired technology.........................................   $  840    $ 61,297
Proprietary concept.........................................       --      27,910
Customer lists..............................................    1,978      22,297
Domain names................................................    1,533       1,775
Other.......................................................      386         402
                                                               ------    --------
                                                                4,737     113,681
Less - Accumulated amortization.............................     (793)     (8,968)
                                                               ------    --------
                                                               $3,944    $104,713
                                                               ======    ========

NOTE 7. INVESTMENTS IN MARKETABLE EQUITY SECURITIES:

At December 31, 1999, the Company held 476,410 shares of 24/7 Media and 85,122 shares of FreeShop.com, Inc. (FreeShop), both of which are publicly traded companies subject to the reporting requirements of the Securities and Exchange Commission. During the fourth quarter of 1999, the Company sold 110,000 of its original 195,122 shares of FreeShop for a recognized gain of $2.4 million. The Company's cost basis in these investments was $200,000 and $23.4 million as of December 31, 1998 and 1999, respectively, resulting in net unrealized holding gains of zero and $7.5 million, for the years ended December 31, 1998 and 1999, respectively.

NOTE 8. ACCRUED LIABILITIES:

Accrued liabilities consists of the following (in thousands):

                                                              -------------------
                                                                 December 31,
                                                              -------------------
                                                                  1998       1999
                                                              --------   --------
Accrued compensation and benefits...........................   $  576     $4,422
Accrued marketing expenses..................................       --      2,145
Other accrued liabilities...................................      556      2,211
                                                               ------     ------
                                                               $1,132     $8,778
                                                               ======     ======

NOTE 9. LINE OF CREDIT:

The Company had a line of credit with a financial institution with a maximum balance of $300,000. The line of credit bore interest at prime plus 2% (9.75% at December 31, 1998), with interest payable monthly. The line of credit expired and the principal balance was paid in February 1999. The line of credit was secured by assets of the Company.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 9. LINE OF CREDIT: (CONTINUED)
In March 1999, the Company entered into a loan and security agreement (agreement) with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated allowing the Company to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million, initially capped at $1.0 million until the bridge loan was repaid. The line of credit bears interest at the financial institution's base rate plus 2%, is secured by substantially all assets of the Company and was amended in January 2000 to expire on March 31, 2001. The term loan bears interest at 12%, is secured by substantially all assets of the Company and matures in March 2002. The bridge loan bore interest at 12% and was repaid in October 1999 after the closing of the Company's initial public offering. In conjunction with the agreement, the Company issued warrants to acquire 72,000 shares of common stock at an exercise price of $6.25 per share. The warrants are exercisable immediately and expire in March 2006. In May 1999 in connection with the modification, the Company issued additional warrants to acquire 70,000 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable immediately and expire in June 2006.

NOTE 10. NOTES AND LEASES PAYABLE:

Notes and leases payable consist of the following (in thousands):

                                                              -------------------
                                                                 December 31,
                                                              -------------------
                                                                  1998       1999
                                                              --------   --------
Convertible note payable to shareholder, interest at
  applicable short-term federal rate, quarterly principal
  and interest payments totaling $113,000; final payment due in October 2000. The note is convertible to common stock
  at $8.00 per share........................................  $   859    $   437
Term note payable bearing interest at 12% per year,
  principal and interest payments payable monthly, final
  payment due in March 2002.................................       --      3,086
Capital lease obligations and other notes payable, interest, and principal payable monthly, interest at rates from 6%
  to 18% with maturity dates between 2000 and 2005..........    2,111     10,451
                                                              -------    -------
                                                                2,970     13,974
Less - current portion......................................   (1,133)    (8,565)
                                                              -------    -------
                                                              $ 1,837    $ 5,409
                                                              =======    =======

In September 1997, the Company issued 9% Subordinated Demand Notes totaling $500,000 to each of two shareholders. In January 1998, the principal amount of these Demand Notes was converted to 125,000 shares of Series D preferred stock and interest of approximately $13,000 was paid in cash.

In November 1997, the Company completed a bridge financing with individual investors and executed Promissory Notes with principal totaling $1.8 million. The interest on this principal was 12% per year, increasing by 1% per year each 30 days to a maximum of 18% per year. In connection with the closing of the Company's Series D equity placement in January 1998, the $1.8 million plus interest of approximately $61,000 was paid in full. The placement agent and the holders of the Promissory Notes also received warrants to purchase 177,500 and 62,125 shares of the Company's common stock, respectively, at $1.50 per share. The warrants are exercisable immediately and expire in October 2000.

In October 1998, the Company completed a bridge financing with individual investors and executed Promissory notes with principal totaling $3.7 million. The interest on this principal was 13% per year. In connection with the

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 10. NOTES AND LEASES PAYABLE: (CONTINUED)
Company's Series F equity placement in December 1998, the $3.7 million plus interest of approximately $12,000 was paid in full. The placement agent and the holders of the promissory notes also received 129,500 and 129,500 warrants, respectively, to purchase a total of 259,000 shares of the Company's common stock at $4.00 per share. The warrants are exercisable immediately and expire in October 2001.

Notes and leases payable mature as follows for the periods ending December 31, 1999 (in thousands):

2000........................................................  $ 8,565
2001........................................................    4,115
2002........................................................    1,204
2003........................................................       82
2004........................................................        6
Thereafter..................................................        2
                                                              -------
                                                              $13,974
                                                              =======

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair market value of long-term debt approximates the carrying amount at December 31, 1999.

NOTE 11. COMMITMENTS:

The Company is obligated under capital and operating leases for various equipment leases and its office facilities. The leases expire through 2011. Future minimum lease payments under these leases are as follows for the period ending December 31, 1999 (in thousands):

                                                              --------------------
                                                               Capital   Operating
                                                                Leases      Leases
                                                              --------   ---------
2000........................................................  $ 7,498     $ 2,968
2001........................................................    3,064       6,219
2002........................................................      925       5,694
2003........................................................       98       5,609
2004........................................................        9       5,453
Thereafter..................................................        2      32,785
                                                              -------     -------
                                                               11,596     $58,728
                                                                          =======
Less - Amounts representing interest........................   (1,200)
                                                              -------
Net present value of minimum lease payment..................  $10,396
                                                              =======

In 1999, the Company issued 62,400 warrants to purchase common stock at $6.25 per share to two financial institutions in conjunction with certain leases included above. The warrants are exercisable immediately and expire between June 2004 and April 2006.

Rental expense for the years ended December 31, 1997, 1998 and 1999 was approximately $127,000, $225,000 and $1.3 million, respectively.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 11. COMMITMENTS: (CONTINUED)
The Company has commitments under various business agreements to purchase advertising totaling approximately $6.0 million in 2000, decreasing to $1.0 million in 2004.

NOTE 12. INCOME TAXES:

The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception, and has historically provided full valuation allowances on deferred tax assets because of uncertainty regarding their realizability. In December 1999, the Company's valuation allowance was reduced to zero due to the increase in deferred tax liabilities recognized from business acquisitions, which as of December 31, 1999, exceed the amount of deferred tax assets recognized by the Company. Deferred tax assets consist primarily of net operating loss carryforwards, stock-compensation expense not recognized for tax purposes and deferred revenue recognized immediately for tax purposes during 1999. Deferred tax liabilities consist primarily of intangible assets not recognized for tax purposes and accelerated tax depreciation deductions exceeding the amounts recognized by the Company in its consolidated financial statements.

The difference between the expected income tax rate of 38% (federal statutory rate of 34% plus a blend of state income tax rates, net of the federal benefit) and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets through the end of 1999.

At December 31, 1999, the Company had net operating loss carryforwards of approximately $76.4 million related to U.S. federal, foreign and state jurisdictions. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Our ability to use net operating losses incurred prior to July 1999 is limited to an aggregate of approximately $14.3 million per year due to sales of Series D and Series E convertible preferred stock to third parties in April 1998 and the sale of Series I convertible preferred stock to Chase Manhattan Bank in July 1999, which resulted in ownership changes. These carryforwards will begin to expire at various times commencing in 2012.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 12. INCOME TAXES: (CONTINUED)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows (in thousands):

                                                              -------------------
                                                                 December 31,
                                                              -------------------
                                                                  1998       1999
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 7,500    $ 29,021
  Stock-based compensation..................................       62       2,730
  Deferred revenue..........................................       --       1,889
  Other.....................................................      138         311
  Valuation allowance for deferred tax assets...............   (6,400)         --
                                                              -------    --------
Total deferred assets.......................................    1,300      33,951
                                                              -------    --------
Deferred tax liabilities:
  Intangible assets.........................................   (1,281)    (38,398)
  Property and equipment....................................      (19)        (64)
                                                              -------    --------
Total deferred liabilities..................................   (1,300)    (38,462)
                                                              -------    --------
Net deferred tax liabilities................................  $    --    $ (4,511)
                                                              =======    ========

NOTE 13. SHAREHOLDERS' EQUITY:

CONVERTIBLE PREFERRED STOCK

At December 31, 1999, the Company had authorized 200,000,000 shares of common stock and 5,000,000 shares of convertible preferred stock. Shares of convertible preferred stock may be issued from time to time in one or more series, with designations, preferences and limitations established by the Company's board of directors. As of

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 13. SHAREHOLDERS' EQUITY: (CONTINUED)
December 31, 1999, the Company had designated nine series of convertible preferred stock (designated Series A through I). Amounts outstanding were as follows:

                                                              -----------------------
                                                                   December 31,
                                                              -----------------------
                                                                    1998         1999
                                                              ----------   ----------
                                                              (dollars in thousands)
Series A preferred stock: Issued 699,612 shares in 1997,
  aggregate liquidation preference $350,000.................  $     350    $      --
Series B preferred stock: Issued 2,334,079 shares in 1997,
  aggregate liquidation preference $1,800,000...............      1,800           --
Series C preferred stock: Issued 996,748 shares in 1997,
  aggregate liquidation preference $1,473,000...............      1,253           --
Series D preferred stock: Issued 4,250,000 shares in 1998,
  aggregate liquidation preference $17,000,000..............     13,461           --
Series E preferred stock: Issued 2,125,000 shares in 1998,
  aggregate liquidation preference $8,500,000...............      7,672           --
Series F preferred stock: Issued 2,056,000 shares in 1998
  and 2,336,000 in 1999, aggregate liquidation preference
  $12,850,000...............................................     10,534           --
                                                              ---------    ---------
                                                              $  35,070    $      --
                                                              =========    =========

Shareholders of convertible preferred stock have the right to one vote for each share of common stock into which the preferred stock could be converted. In the event of liquidation, preferred shareholders are entitled to a per-share distribution in preference to common shareholders equal to the original issue price. In the event the funds are insufficient to make a complete distribution to the preferred shareholders, then all of the funds available shall be distributed ratably based on their respective liquidation preferences among the holders of preferred stock. All series of the Company's outstanding preferred stock were converted into common stock on a one-for-one basis upon completion of the Company's IPO during the fourth quarter of 1999.

During the period from January 23, 1998 through April 15, 1998, the Company completed a $25.5 million private equity placement. The Company issued
4.25 million shares of Series D and 2.125 million shares of Series E preferred stock each at $4.00 per share, for a total of 6.375 million shares. In conjunction with this sale, the Company issued 637,500 warrants to purchase common stock at $5.00 per share. The warrants are currently exercisable and expire on their third anniversary. In addition, the Company issued to the placement agent 625,000 warrants to purchase common stock at $4.40 per share. The warrants are exercisable immediately and expire on their third anniversary.

During the fourth quarter of 1998 and the first quarter of 1999, the Company completed a $14.6 million private equity placement. The Company issued 2,336,000 shares of Series F preferred stock at $6.25 per share. In conjunction with this sale, the Company issued 233,600 warrants to purchase common stock at $7.50 per share. The warrants are exercisable on the first anniversary of their issuance and expire on their third anniversary. In addition, the Company issued to the placement agent 233,600 warrants to purchase common stock at $6.25 per share. The warrants are exercisable immediately and expire on their third anniversary.

As a condition to the commencement of the Series D private equity placement described above, the holders of the Series A, Series B, and Series C stock agreed to an amended and restated Articles of Incorporation that amended and

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 13. SHAREHOLDERS' EQUITY: (CONTINUED) deleted certain rights of the Series A, Series B, and Series C stock, including redemption and preferential dividend rights.

In March and April 1999, the Company completed a $5 million private equity placement. The Company issued 714,286 shares of Series G preferred stock at $7.00 per share and 35,715 warrants to purchase common stock at $7.50 per share. The warrants are exercisable immediately and expire on their third anniversary.

In April 1999, the Company entered into a cross promotion agreement and equity exchange agreement with 24/7 Media. As a part of the equity exchange agreement, 24/7 Media acquired 4.3 million shares of the Company's Series G preferred stock at $7.00 per share and 860,000 warrants to acquire common stock at $7.00 per share in exchange for consideration valued at $30.1 million. The warrants are exercisable immediately and expire on their third anniversary. The purchase price consists of three parts: $5.0 million in cash, 466,683 shares of 24/7 Media's common stock, and the right to acquire 24/7 Media's interest in CardSecure. In June, 1999, the Company acquired 24/7 Media's interest in CardSecure and also acquired the remaining minority interest from CardSecure's founders and received 9,727 additional shares of 24/7 Media's common stock by issuing 243,036 shares of the Company's common stock valued at $8.54 per share.

In May 1999, the Company completed a $3 million private equity placement. The Company issued 333,334 shares of Series H preferred stock at $9.00 per share and 50,000 warrants to purchase common stock at $9.00 per share. The warrants are exercisable immediately and expire on their third anniversary.

In July 1999 the Company closed an $18.9 million private equity placement with a financial institution pursuant to the terms of a stock purchase agreement which had been entered into on June 17, 1999. The Company issued 2,100,000 shares of Series I preferred stock at $9.00 per share and 555,556 warrants to purchase common stock at $9.00 per share. The warrants are exercisable immediately and expire on their third anniversary. The Series I preferred stock contains substantially the same rights and preferences as the previous series of preferred stock. In conjunction with the Series I preferred stock, the Company entered into an agreement with the financial institution and received
$6.1 million in cash, which represents prepaid licensing fees. These prepaid fees are being recognized as revenue over a 27-month period on a straight-line basis, which represents the term of the agreement.

STOCK OPTION PLANS

The Company adopted a combined incentive and nonqualified stock option plan (the
Plan) to provide incentive to employees, directors, consultants and advisors. The Company originally reserved 5,000,000 shares of common stock for issuance under the Plan. During 1999, the Company amended the Plan and increased the shares reserved for issuance under the Plan to 8,000,000. The Company has granted options to purchase 2,331,733 shares to Company executives outside the Plan. In December 1999, the Company adopted a nonexecutive officer stock option plan (the NOE Plan) to provide incentive to certain employees and consultants. The Company reserved 1,000,000 shares of common stock for issuance under the NOE Plan, which also allows for automatic increases in the number of shares issuable based on certain events, up to a maximum number of 4,000,000 shares. In
December 1999, in connection with our acquisition of SpeedyClick, Corp., the Company assumed the SpeedyClick 1999 Stock Incentive Plan (the SpeedyClick
Plan). The SpeedyClick Plan was designed to provide incentive to employees, directors, consultants and advisors. The Company has reserved 157,537 shares of common stock for issuance under the SpeedyClick Plan. There are 375,000 shares of common stock reserved for issuance under the SpeedyClick Plan, however the Company does not intend to make further grants of options under this Plan.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 13. SHAREHOLDERS' EQUITY: (CONTINUED)
Options under the Plan, the NOE Plan, the SpeedyClick Plan and options granted outside of the Plan (the Plans) generally expire 10 years from the date of grant. The Board of Directors determines the terms and conditions of options granted under the Plans, including the exercise price. Options are generally granted at fair market value on the date of grant and generally vest ratably over a three-year period from the date of grant.

Under APB No. 25, the Company records compensation expense over the vesting period for the difference between the exercise price and the deemed fair market value for financial reporting purposes of stock options granted. Prior to the Company's IPO, the fair value of common stock had been based on factors including, but not limited to, preferred stock sales, milestones achieved in the development of the Company, comparisons to competitive public companies and general market conditions. Subsequent to the IPO, fair value has been determined using the Company's closing stock price as quoted in the public market. In conjunction with grants made in 1997, 1998 and 1999, the Company recorded zero, $182,000 and $6.6 million as stock compensation expense in the accompanying December 31, 1997, 1998 and 1999 consolidated statements of operations, respectively.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                              ------------------------------
                                                                       December 31,
                                                              ------------------------------
                                                                  1997       1998       1999
                                                              --------   --------   --------
Net loss:
  As reported...............................................  $(4,766)   $(24,745)  $(75,943)
  Pro forma.................................................   (4,766)    (25,067)   (83,443)
Basic and diluted net loss per share:
  As reported...............................................  $ (1.83)   $  (7.01)  $  (5.80)
  Pro forma.................................................    (1.83)      (7.10)     (6.37)

The fair value of each option is estimated using the Black-Scholes option pricing model that takes into account: (1) the fair value stock price at the grant date, (2) the exercise price, (3) estimated lives ranging from two to three years, (4) no dividends, (5) risk-free interest rates ranging from 5.3% to 6.5% and (6) volatility ranging from 0% through June 18, 1999, 72.0% subsequent to June 18, 1999 through September 30, 1999, and 88.3% subsequent to
September 30, 1999. The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of the amortization of multiple awards would be reflected in results from operations.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 13. SHAREHOLDERS' EQUITY: (CONTINUED)
A summary of activity related to stock option grants under the Plans follows:

                                            -------------------------------------------------------------------
                                                                       December 31,
                                            -------------------------------------------------------------------
                                                            1997                   1998                    1999
                                            --------------------   --------------------   ---------------------
                                                        Weighted               Weighted                Weighted
                                                         Average                Average                 Average
                                                        Exercise               Exercise                Exercise
                                              Options      Price     Options      Price      Options      Price
                                            ---------   --------   ---------   --------   ----------   --------
Outstanding at beginning of period........    145,500    $0.47     1,793,515    $0.54      4,333,566    $1.91
  Granted.................................  1,813,482     0.55     3,087,379     2.60      7,409,430     6.83
  Exercised...............................         --       --       (27,499)    0.77       (672,004)    2.09
  Canceled................................   (165,467)    0.60      (519,829)    2.28       (758,009)    4.06
                                            ---------              ---------              ----------
Outstanding at end of period..............  1,793,515     0.54     4,333,566     1.91     10,312,983     5.28
                                            =========              =========              ==========
Exercisable at the end of the period......    436,653     0.68     1,681,026     1.06      3,231,952     2.17
                                            =========              =========              ==========

The following information is provided for all stock options outstanding and exercisable at December 31, 1999:

                                      -----------------------------------------------------------------------
                                                     Outstanding                          Exercisable
                                      ------------------------------------------   --------------------------
                                                                        Weighted
                                                                         Average
                                                         Weighted      Remaining                  Weighted
                                       Number of          Average    Contractual   Number of      Average
Exercise Price Range                     Options   Exercise Price   Life (Years)     Options   Exercise Price
--------------------                  ----------   --------------   ------------   ---------   --------------
$0.00 to $2.24......................   2,993,280       $ 1.07             6.9      2,190,418       $ 0.97
$2.25 to $6.73......................   2,513,008         3.81             8.8        826,637         3.79
$6.74 to $8.96......................   1,159,460         7.00             9.3        144,733         7.00
$8.97 to $11.21.....................   2,292,946         9.58             9.6         54,678         9.04
$11.22 to $17.93....................   1,078,289        12.97             9.8         10,236        13.41
$17.94 to $22.42....................     276,000        21.25            10.0          5,250        21.25
                                      ----------       ------            ----      ---------       ------
                                      10,312,983       $ 6.08             8.6      3,231,952       $ 2.17
                                      ==========       ======            ====      =========       ======

During the fourth quarter of 1999, the contingent performance criteria relating to a stock option grant made outside of the Plan for 310,000 shares of the Company's common stock with an exercise price of $4.00 were satisfied. Accordingly, a stock-based compensation charge of approximately $3.3 million was recognized in the accompanying December 31, 1999 consolidated statement of operations.

At December 31, 1999, 1,554,974 shares of common stock were available for future grants under the Plans. Also, 11,867,957 shares of common stock were authorized but unissued relating to outstanding and available stock option grants under the Plans.

WARRANTS AND OPTIONS ISSUED TO BUSINESS PARTNERS

On April 29, 1999, pursuant to a distribution and marketing agreement with a telecommunications company, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $10 per share. The warrants are exercisable immediately and expire in April 2002. Simultaneously, the Company entered into a put

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 13. SHAREHOLDERS' EQUITY: (CONTINUED) agreement, which allows the telecommunications company to put the shares back to the Company for $25.00 per share during the period from June 2001 to August 2001. The number of shares subject to the put warrant declines over time as the Company generates revenue under the marketing and distribution agreement. In accordance with EITF 96-13, the Company recorded the fair value of the put warrant in the accompanying consolidated balance sheet as of December 31, 1999.

On May 19, 1999, the Company entered into a distribution agreement with a software manufacturer. As part of this agreement, the Company issued warrants to purchase 100,000 shares of common stock at $9.00 per share, options to purchase 300,000 shares of common stock at $4.80 per share and 200,000 shares of common stock valued at $9.00 per share.

During the third and fourth quarters of 1999, the Company granted warrants to purchase 183,782 shares of the Company's common stock to certain marketing partners at exercise prices ranging from $9.50 to $18.94. These warrants were immediately exercisable when granted and expire between 1 and 5 years from the date of grant.

EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company's Board of Directors and shareholders approved and adopted an employee stock purchase plan (the ESPP). A total of 2,000,000 shares of common stock have been reserved for issuance under the ESPP, which allows for future increases. During two six-month purchase periods each year, eligible employees may withhold up to 10% of their salary, plus commissions, to purchase common stock at a price equal to 85% of the lesser of the fair market value of the Company's common stock on the first or the last day of the applicable six month purchase period. The ESPP will continue for a term of 10 years, unless terminated earlier by the Company's Board of Directors. As of December 31, 1999, no shares had been sold to employees under the ESPP. The first sale of shares to employees is scheduled to occur on April 30, 2000.

The following shares of common stock were reserved at December 31, 1999:

Convertible preferred stock.................................          --
Stock options...............................................  11,867,957
Common stock warrants.......................................   3,806,281
Employee stock purchase plan................................   2,000,000
                                                              ----------
                                                              17,674,238
                                                              ==========

NOTE 14. SEGMENT INFORMATION:

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the first quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the chief executive officer and various executive vice presidents and general managers of the Company. The Company has identified three distinct reportable segments: merchant services, the ShopNow

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 14. SEGMENT INFORMATION: (CONTINUED) marketplace and transaction processing and retail product sales through the BuySoftware.com Web site. While the decision making group evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources. The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies.

The following table represents the Company's segment information for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                              ------------------------------
                                                                       December 31,
                                                              ------------------------------
                                                                  1997       1998       1999
                                                              --------   --------   --------
Revenues from unaffiliated customers:
ShopNow marketplace and transaction processing (excluding
  BuySoftware.com)..........................................  $    35    $    280   $ 16,094
Merchant services (excluding BuySoftware.com)...............      500       2,416     10,938
BuySoftware.com.............................................       69       4,458      9,923
                                                              -------    --------   --------
                                                                  604       7,154     36,955
                                                              -------    --------   --------
Cost of revenues:
ShopNow marketplace and transaction processing (excluding
  BuySoftware.com)..........................................       35         142      9,016
Merchant services (excluding BuySoftware.com)...............      356       1,255      7,123
BuySoftware.com.............................................      124       4,452     11,190
                                                              -------    --------   --------
                                                                  515       5,849     27,329
                                                              -------    --------   --------
Gross profit:
ShopNow marketplace and transaction processing (excluding
  BuySoftware.com)..........................................       --         138      7,078
Merchant services (excluding BuySoftware.com)...............      144       1,161      3,815
BuySoftware.com.............................................      (55)          6     (1,267)
                                                              -------    --------   --------
                                                              $    89    $  1,305   $  9,626
                                                              =======    ========   ========
Profit reconciliation:
Gross profit for reportable segments........................  $    89    $  1,305   $  9,626
Operating expenses..........................................   (4,691)    (26,221)   (88,320)
Nonoperating expenses, net..................................     (164)        171      2,751
                                                              -------    --------   --------
Net loss....................................................  $(4,766)   $(24,745)  $(75,943)
                                                              =======    ========   ========

The Company does not track assets by operating segments. Consequently is it not practicable to show assets by operating segments.

NOTE 15. RELATED PARTY TRANSACTIONS:

During 1999, the Company purchased approximately $3.5 million in marketing and advertising from 24/7 Media, a significant shareholder of the Company. Also during 1999, the Company recognized approximately $539,000 in merchant services revenues from Art Gallary Live (AGL), in which the Company also owns a minority investment.

                                SHOPNOW.COM INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 (CONTINUED)

NOTE 16. SUBSEQUENT EVENTS:

On January 18, 2000, the Company acquired AXC Corporation, (AXC) a Washington corporation, for $16.0 million of total consideration, including common stock, common stock options, approximately $1.5 million of cash and $3.7 million in deferred tax liabilities. AXC, a privately held company, provides e-commerce consulting services to businesses. Upon effectiveness of the acquisition, a total of 540,296 shares of common stock valued at $17.60 per share were issued to the owners of AXC. In addition, the Company issued replacement stock options to purchase an aggregate of 72,089 shares of the Company's common stock to certain employees and owners of AXC. The Company accounted for this transaction as a purchase. Of the $16.0 million in consideration paid, approximately
$7.2 million was allocated to assembled workforce, $4.9 million to customer lists and $3.8 million to goodwill. These intangible assets are being amortized over a three-year life.

On January 13, 2000, the Company, through its wholly owned subsidiary 3037952 Nova Scotia Company, a Nova Scotia Company, acquired Pronet Enterprises Ltd., a Canadian company, for approximately $3.2 million in cash and $9.1 million in common stock and common stock options. Pronet, a privately held company, operates a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. Upon effectiveness of the acquisition, a total of 162,508 shares of common stock, valued at $17.60 per share, were issued to the shareholders Pronet. In addition, the Company issued options to purchase 351,666 shares of common stock to the two principals of Pronet. The Company accounted for this transaction as a purchase. Allocations of the excess purchase price of this acquisition has not yet been determined. All intangible assets acquired in the purchase are expected to be amortized over a three-year estimated useful life.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our board of directors has selected Arthur Andersen LLP to serve as independent public accountants. Arthur Andersen LLP has served as our independent public accountants since August 1998. On August 7, 1998, we dismissed Ernst & Young LLP as our independent accountants. Ernst & Young LLP's report on our consolidated financial statements for the two years ended December 31, 1997 does not cover our consolidated financial statements included in this annual report. Ernst & Young LLP's reports on the financial statements for the years ended December 31, 1996 and 1997 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to change independent accountants was approved by the board of directors. During the years ended December 31, 1996 and 1997 and through August 1998, there were no reportable events, as defined in regulations of the Securities and Exchange Commission, or disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Prior to retaining Arthur Andersen LLP, we had not consulted with Arthur Andersen LLP regarding accounting principles.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held May 22, 2000, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors" and "Executive Officers." The Proxy Statement will be filed within 120 days of December 31, 1999, our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION.

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 22, 2000, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of December 31, 1999, our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 22, 2000, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." The Proxy Statement will be filed within 120 days of December 31, 1999, our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 22, 2000 and is herein incorporated by reference. The information appears in the Proxy Statement under the caption "Certain Relationships and Related Transactions." The Proxy Statement will be filed within 120 days of December 31, 1999, our fiscal year end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

                                                                Page
                                                              --------
ShopNow.com Inc.
  Report of Independent Public Accountants..................     36
  Consolidated Balance Sheets...............................     37
  Consolidated Statements of Operations.....................     38
  Consolidated Statements of Comprehensive Loss.............     39
  Consolidated Statements of Shareholders' Equity...........     40
  Consolidated Statements of Cash Flows.....................     42
  Notes to Consolidated Financial Statements................     44
  Schedule II -- Valuation and Qualifying Accounts..........

REPORTS ON FORM 8-K

On November 24, 1999, we filed a Form 8-K, as amended by Form 8-K/A on December 3, 1999, reporting the acquisition of SpeedyClick, Corp.

On December 29, 1999, we filed a Form 8-K, as amended by Form 8-K/A on January 7, 2000, reporting the acquisition of WebCentric, Inc.

On December 30, 1999, the Company filed a Form 8-K under Item 5 reporting a Letter of Intent into which we entered to acquire Ubarter.com Inc.

EXHIBITS

NUMBER                  DESCRIPTION
------                  -----------
3.1 ++                  Amended and Restated Articles of Incorporation of the
                        registrant.
3.2 ++                  Amended and Restated Bylaws of the registrant.
4.1 ++                  Second Amended and Restated Registration Rights Agreement
                        dated as of November 30, 1998
4.2 ++                  Amendment No. 1 to Second Amended and Restated Registration
                        Rights Agreement dated as of June 15, 1999.
4.3 ++                  Amendment No. 2 to Second Amended and Restated Registration
                        Rights Agreement dated as of June 16, 1999.
10.1 ++                 Amended and Restated 1999 Employee Stock Purchase Plan and
                        form of agreement thereunder.
10.2 ++                 Amended and Restated 1996 Combined Incentive and
                        Nonqualified Stock Option Plan and form of agreements
                        thereunder.
10.3 *                  Amended and Restated 1999 Nonofficer Employee Stock Option
                        Plan and form of agreements thereunder.
10.4 + ++               Electronic Distributor Agreement dated as of May 19, 1999, between Corel Corporation and the registrant.
10.5 + ++               Addendum No. 1 Project Agreement to Strategic Alliance
                        Agreement between HNC Software and the registrant, dated May
                        4, 1999.
10.6 + ++               Distributor/Marketing Agreement dated as of April 29, 1999, between Quest Communications Corporation and the registrant.
10.7 ++                 Strategic Alliance Agreement dated as of May 4, 1999,
                        between HNC Software Inc. and the registrant.
10.8 ++                 Consortium Membership Agreement dated as of May 4, 1999,
                        between HNC Software and the registrant.
10.9 ++                 Cross Promotion Agreement dated April 5, 1999, between 24/7
                        Media, Inc. and the registrant.
10.10 ++                Loan and Security Agreement dated as of March 4, 1999,
                        between Transamerica Business Credit Corporation and the
                        registrant.
10.11 ++                Letter of Intent Agreement dated March 24, 1999, between the
                        ZERON Group and the registrant.
10.12 ++                Employment Agreement effective as of July 1, 1999, between
                        Dwayne M. Walker and the registrant.
10.13 ++                Corporate Master Agreement effective as of February 10,
                        1999, between Vignette Corporation and the registrant.
10.14 + ++              Agreement dated July 7, 1999, between About.com, Inc. and
                        the registrant.
10.15 + ++              Agreement effective as of July 12, 1999, between Chase
                        Manhattan Capital, L.P. and the registrant.
10.16 #                 Agreement and Plan of Merger dated as of November 10, 1999, among Racer Acquisition, Inc., SpeedyClick, Corp., the
                        Principal Shareholders of SpeedyClick, Corp. and the
                        registrant.
10.17 #                 Employment Agreement, dated as of November 12, 1999, between
                        Farid Tabibzadeh and the registrant.
10.18 #                 Employment Agreement, dated as of November 12, 1999, between
                        Shahab Emrani and the registrant.
10.20 ##                Agreement and Plan of Merger dated as of December 16, 1999, among Chiefs Acquisition, Inc., WebCentric, Inc., the
                        Stockholders of WebCentric, Inc. and the registrant.
10.21 ###               Letter of Intent, dated December 20, 1999, between
                        Ubarter.com Inc., Steven White, New Horizons L.P. and the
                        registrant.
10.22 ####              Office Building Lease, dated September 21, 1999, between CEP
                        Investors XII LLC and the registrant.

NUMBER                  DESCRIPTION
------                  -----------
10.23 *#                Office Lease, dated December 13, 1999, between Benaroya
                        Capital Company, LLC and the registrant.
10.24 *#                Promissory Note, dated September 28, 1999, from Alan Koslow to the registrant.
10.25 *                 Agreement and Plan of Merger dated January 20, 2000 between
                        Ubarter.com Inc., Shamu Acquisition, Inc. and the
                        registrant.
21.1 *                  List of Subsidiaries
23.1 *                  Consent of Arthur Andersen LLP, Independent Accountants.
27.1 *                  Financial Data Schedule.

------------------------

            *           Filed herewith

            +           Portions of these exhibits have been omitted based upon a
                        request for confidential treatment. The omitted portions of the exhibits have been filed separately with the Securities and Exchange Commission.

           ++ Incorporated by reference to the Registration Statement on Form S-1 (No. 333-80981) filed by the registrant on September 28, 1999, as amended.

            #           Incorporated by reference to the Current Report on Form 8-K
                        (File No. 000-26707) filed by the registrant on November 24,
                        1999, as amended.

           ##           Incorporated by reference to the Current Report on Form 8-K
                        (File No. 000-26707) filed by the registrant on December 29,
                        1999, as amended.

          ###           Incorporated by reference to the Current Report on Form 8-K
                        (File No. 000-26707) filed by the registrant on December 30,
                        1999.

         ####           Incorporated by reference to Quarterly Report on Form 10-Q
                        (File No. 000-26707) filed by the registrant on November 9,
                        1999.

        #####           Incorporated by reference to Registration Statement on Form
                        S-8 (File No. 333-92533) filed by the registrant on December
                        10, 1999.

           *# Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-95085) filed by the registrant on January 20, 2000, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SHOPNOW.COM INC.
                                                       (REGISTRANT)

                                                       By:             /s/ DWAYNE M. WALKER
                                                            -----------------------------------------
                                                                         Dwayne M. Walker
                                                                     Chief Executive Officer

Dated: February 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chief Executive Officer and
                /s/ DWAYNE M. WALKER                     Chairman of the Board
     -------------------------------------------         (Principal Executive         February 10, 2000
                  Dwayne M. Walker                       Officer)

                                                       Executive Vice President,
                                                         Chief Financial Officer,
                 /s/ ALAN D. KOSLOW                      General Counsel and
     -------------------------------------------         Secretary (Principal         February 10, 2000
                   Alan D. Koslow                        Financial and Accounting
                                                         Officer)

                /s/ JACOB I. FRIESEL
     -------------------------------------------       Director                       February 10, 2000
                  Jacob I. Friesel

                /s/ DAVID M. LONSDALE
     -------------------------------------------       Director                       February 10, 2000
                  David M. Lonsdale

                 /s/ BRET R. MAXWELL
     -------------------------------------------       Director                       February 10, 2000
                   Bret R. Maxwell

                 /s/ MARK C. MCCLURE
     -------------------------------------------       Director                       February 10, 2000
                   Mark C. McClure

                /s/ JOHN R. SNEDEGAR
     -------------------------------------------       Director                       February 10, 2000
                  John R. Snedegar

                 /s/ MARK H. TERBEEK
     -------------------------------------------       Director                       February 10, 2000
                   Mark H. Terbeek

                /s/ EYTAN J. LOMBROSO
     -------------------------------------------       Director                       February 10, 2000
                  Eytan J. Lombroso

                                SHOPNOW.COM INC.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
              ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

                                                           Balance at   Charged to costs                      Balance at
                  Description                     beginning of period       and expenses   Deductions(1)   end of period
                  -----------                     -------------------   ----------------   -------------   -------------
Year ended December 31, 1999....................   $             230    $           678    $        (617)  $        291
                                                   =================    ===============    =============   ============
Year ended December 31, 1998....................   $              23    $           591    $        (384)  $        230
                                                   =================    ===============    =============   ============
Year ended December 31, 1997....................   $               3    $            20    $          --   $         23
                                                   =================    ===============    =============   ============

------------------------

(1) Write-offs, net of bad debt recovery.

                               INDEX TO EXHIBITS

NUMBER                  DESCRIPTION
------                  -----------
3.1 ++                  Amended and Restated Articles of Incorporation of the
                          registrant.
3.2 ++                  Amended and Restated Bylaws of the registrant.
4.1 ++                  Second Amended and Restated Registration Rights Agreement
                          dated as of November 30, 1998
4.2 ++                  Amendment No. 1 to Second Amended and Restated Registration
                          Rights Agreement dated as of June 15, 1999.
4.3 ++                  Amendment No. 2 to Second Amended and Restated Registration
                          Rights Agreement dated as of June 16, 1999.
10.1 ++                 Amended and Restated 1999 Employee Stock Purchase Plan and
                          form of agreement thereunder.
10.2 ++                 Amended and Restated 1996 Combined Incentive and
                          Nonqualified Stock Option Plan and form of agreements
                          thereunder.
10.3 *                  Amended and Restated 1999 Nonofficer Employee Stock Option
                          Plan and form of agreements thereunder.
10.4 + ++               Electronic Distributor Agreement dated as of May 19, 1999, between Corel Corporation and the registrant.
10.5 + ++               Addendum No. 1 Project Agreement to Strategic Alliance
                          Agreement between HNC Software and the registrant, dated
                          May 4, 1999.
10.6 + ++               Distributor/Marketing Agreement dated as of April 29, 1999, between Quest Communications Corporation and the
                          registrant.
10.7 ++                 Strategic Alliance Agreement dated as of May 4, 1999,
                          between HNC Software Inc. and the registrant.
10.8 ++                 Consortium Membership Agreement dated as of May 4, 1999,
                          between HNC Software and the registrant.
10.9 ++                 Cross Promotion Agreement dated April 5, 1999, between 24/7
                          Media, Inc. and the registrant.
10.10 ++                Loan and Security Agreement dated as of March 4, 1999,
                          between Transamerica Business Credit Corporation and the
                          registrant.
10.11 ++                Letter of Intent Agreement dated March 24, 1999, between the
                          ZERON Group and the registrant.
10.12 ++                Employment Agreement effective as of July 1, 1999, between
                          Dwayne M. Walker and the registrant.
10.13 ++                Corporate Master Agreement effective as of February 10,
                          1999, between Vignette Corporation and the registrant.
10.14 + ++              Agreement dated July 7, 1999, between About.com, Inc. and
                          the registrant.
10.15 + ++              Agreement effective as of July 12, 1999, between Chase
                          Manhattan Capital, L.P. and the registrant.
10.16 #                 Agreement and Plan of Merger dated as of November 10, 1999, among Racer Acquisition, Inc., SpeedyClick, Corp., the
                          Principal Shareholders of SpeedyClick, Corp. and the
                          registrant.
10.17 #                 Employment Agreement, dated as of November 12, 1999, between
                          Farid Tabibzadeh and the registrant.
10.18 #                 Employment Agreement, dated as of November 12, 1999, between
                          Shahab Emrani and the registrant.
10.20 ##                Agreement and Plan of Merger dated as of December 16, 1999, among Chiefs Acquisition, Inc., WebCentric, Inc., the
                          Stockholders of WebCentric, Inc. and the registrant.
10.21 ###               Letter of Intent, dated December 20, 1999, between
                          Ubarter.com Inc., Steven White, New Horizons L.P. and the
                          registrant.
10.22 ####              Office Building Lease, dated September 21, 1999, between CEP
                          Investors XII LLC and the registrant.
10.23 *#                Office Lease, dated December 13, 1999, between Benaroya
                          Capital Company, LLC and the registrant.
10.24 *#                Promissory Note, dated September 28, 1999, from Alan Koslow to the registrant.
10.25 *                 Agreement and Plan of Merger dated January 20, 2000 between
                          Ubarter.com Inc., Shamu Acquisition, Inc. and the
                          registrant.

NUMBER                  DESCRIPTION
------                  -----------
21.1 *                  List of Subsidiaries
23.1 *                  Consent of Arthur Andersen LLP, Independent Accountants.
27.1 *                  Financial Data Schedule.

------------------------

            *           Filed herewith

            +           Portions of these exhibits have been omitted based upon a
                        request for confidential treatment. The omitted portions of the exhibits have been filed separately with the Securities and Exchange Commission.

           ++ Incorporated by reference to the Registration Statement on Form S-1 (No. 333-80981) filed by the registrant on September 28, 1999, as amended.

            #           Incorporated by reference to the Current Report on Form 8-K
                        (File No. 000-26707) filed by the registrant on November 24,
                        1999, as amended.

           ##           Incorporated by reference to the Current Report on Form 8-K
                        (File No. 000-26707) filed by the registrant on December 29,
                        1999, as amended.

          ###           Incorporated by reference to the Current Report on Form 8-K
                        (File No. 000-26707) filed by the registrant on December 30,
                        1999.

         ####           Incorporated by reference to Quarterly Report on Form 10-Q
                        (File No. 000-26707) filed by the registrant on November 9,
                        1999.

        #####           Incorporated by reference to Registration Statement on Form
                        S-8 (File No. 333-92533) filed by the registrant on December
                        10, 1999.

           *# Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-95085) filed by the registrant on January 20, 2000, as amended.