Form 10-Q
period 2000-03-31
SHOPNOW COM INC
filed 2000-05-12
CIK 1087879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                                 (206) 223-1996
              (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               --     --

As of May 8, 2000, there were 55,458,426 shares outstanding of the Registrant's common stock.

                                SHOPNOW.COM INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                           PAGE
PART I            FINANCIAL INFORMATION

ITEM 1:           Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000
                     and December 31, 1999..............................................................     4
                  Consolidated Statements of Operations for the three
                     months ended March 31, 2000 and 1999...............................................     5
                  Consolidated Statements of Cash Flows for the three
                     months ended March 31, 2000 and 1999...............................................     6
                  Notes to Interim Consolidated Financial Statements....................................     7

ITEM 2:           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................    14

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    30


PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    31

ITEM 2:           Changes in Securities and Use of Proceeds.............................................    31

ITEM 3:           Defaults Upon Senior Securities.......................................................    32

ITEM 4:           Submission of Matters to a Vote of Security Holders...................................    32

ITEM 5:           Other Information.....................................................................    32

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    33


SIGNATURES..............................................................................................    34

EXHIBITS................................................................................................    35

PART I.  FINANCIAL INFORMATION

ITEM 1.

                                SHOPNOW.COM INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              March 31,         December 31,
                                                                                                2000               1999
                                                                                             ---------           ---------
                                                                                            (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents........................................................        $  17,393           $  10,660
    Short-term investments...........................................................          107,299              52,172
    Investments in marketable equity securities......................................           19,893              30,884
    Accounts receivable, net.........................................................           11,040               6,591
    Unbilled services................................................................            1,622               2,102
    Prepaid expenses and other.......................................................           14,504               5,559
                                                                                             ---------           ---------
         Total current assets........................................................          171,751             107,968

Property and equipment, net..........................................................           23,910              19,385
Goodwill, net........................................................................           31,874              23,860
Other intangible assets, net.........................................................          115,342             104,713
Other assets, net....................................................................           28,297              18,248
                                                                                             ---------           ---------
         Total assets................................................................        $ 371,174           $ 274,174
                                                                                             =========           =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts  payable................................................................        $  11,041           $   8,330
    Accrued liabilities..............................................................           12,076               8,778
    Current portion of notes and leases payable......................................            6,771               8,565
    Customer deposits................................................................            1,234               2,194
    Deferred revenue.................................................................            9,058               5,786
                                                                                             ---------           ---------
         Total current liabilities...................................................           40,180              33,653

Notes and leases payable, less current portion.......................................            4,366               5,409
Put warrant liability................................................................                -               1,388
Deferred tax liabilities.............................................................              655               4,511
                                                                                             ---------           ---------
         Total liabilities...........................................................           45,201              44,961
                                                                                             ---------           ---------
Commitments
Shareholders' equity:
    Convertible preferred stock, $0.001 par value:  authorized shares - 5,000,000;
        none issued and outstanding .................................................                -                   -
    Common stock, $0.001 par value:  authorized shares - 200,000,000; issued and outstanding shares - 52,451,581 at March 31, 2000 and 42,923,035 at
         December 31, 1999...........................................................          457,864             325,502
    Common stock warrants............................................................            7,737               8,260
    Deferred compensation............................................................           (8,058)             (6,713)
    Accumulated other comprehensive (loss) income....................................           (3,492)              7,470
    Accumulated deficit..............................................................         (128,078)           (105,306)
                                                                                             ---------           ---------
            Total shareholders' equity..............................................           325,973             229,213
                                                                                             ---------           ---------
            Total liabilities and shareholders' equity...............................        $ 371,174           $ 274,174
                                                                                             =========           =========



The accompanying notes are an integral part of these consolidated balance sheets.

                                SHOPNOW.COM INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                                  For the Three Months
                                                                                                      Ended March 31,
                                                                                               ---------------------------
                                                                                                    2000            1999
                                                                                               -----------     -----------
Revenues...................................................................................    $    18,682     $     7,568
Cost of revenues...........................................................................         10,393           7,140
                                                                                               -----------     -----------
     Gross profit..........................................................................          8,289             428
                                                                                               -----------     -----------
Operating expenses:
     Sales and marketing...................................................................         22,100           5,263
     General and administrative............................................................          3,234           1,313
     Research and development..............................................................          4,215           1,452
     Amortization of intangible assets.....................................................         13,492             558
     Stock-based compensation..............................................................          1,856             137
                                                                                               -----------     -----------
         Total operating expenses..........................................................         44,897           8,723
                                                                                               -----------     -----------
         Loss from operations..............................................................        (36,608)         (8,295)
                                                                                               -----------     -----------
Nonoperating income (expense):
     Gain on sale of marketable equity securities..........................................          1,086               -
     Interest income, net..................................................................            834              15
                                                                                               -----------     -----------
         Total nonoperating income.........................................................          1,920              15
                                                                                               -----------     -----------
         Net loss before income tax benefit................................................        (34,688)         (8,280)
                                                                                               -----------     -----------
Income tax benefit.........................................................................         11,916               -
                                                                                               -----------     -----------
         Net loss..........................................................................    $   (22,772)    $    (8,280)
                                                                                               ===========     ===========

Basic and diluted net loss per share.......................................................    $     (0.48)    $     (1.78)
                                                                                               ===========     ===========
Weighted average shares outstanding used to compute basic and
     diluted net loss per share............................................................     47,581,471       4,645,206
                                                                                               ===========     ===========
Pro forma basic and diluted net loss per share.............................................                    $     (0.48)
                                                                                                               ===========

Weighted average shares outstanding used to compute pro forma
     basic and diluted net loss per share..................................................                     17,169,592
                                                                                                               ===========



The accompanying notes are an integral part of these unaudited interim consolidated statements.

                                SHOPNOW.COM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  For the Three Months
                                                                                                      Ended March 31,
                                                                                                 -------------------------
                                                                                                   2000            1999
                                                                                                 ---------       ---------
Operating activities:
      Net loss...............................................................................    $ (22,772)      $  (8,280)
      Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization.......................................................       15,806           1,055
         Deferred income tax benefit.........................................................      (11,916)              -
         Amortization of deferred compensation...............................................        1,856             137
         Changes in operating assets and liabilities, excluding effects of acquired businesses-
              Accounts receivable, net.......................................................       (4,179)            497
              Prepaid expenses and other assets..............................................       (7,764)           (433)
              Unbilled services and customer deposits........................................         (730)           (443)
              Accounts payable and accrued liabilities.......................................        4,768            (859)
              Deferred revenue...............................................................        3,231              79
                                                                                                 ---------       ---------
              Net cash used in operating activities..........................................      (21,700)         (8,247)
                                                                                                 ---------       ---------
Investing activities:
      Purchases of short-term investments....................................................     (104,768)            (59)
      Sales of short-term investments........................................................       49,703               -
      Sales of marketable equity securities..................................................           29               -
      Purchases of property and equipment....................................................       (6,483)         (1,553)
      Investments in equity and debt securities and other assets.............................      (10,531)           (199)
      Acquisition of businesses, net of cash acquired of $259 in 2000 and none in 1999 ......       (5,826)             -
                                                                                                 ---------       ---------
              Net cash used in investing activities..........................................      (77,876)         (1,811)
                                                                                                 ---------       ---------
Financing activities:
      Payments on line of credit.............................................................            -            (237)
      Proceeds from debt financing...........................................................            -           3,500
      Payments on long-term debt.............................................................       (3,038)           (344)
      Proceeds from sales of preferred stock.................................................            -           3,400
      Proceeds from sale of common stock.....................................................      109,347              55
                                                                                                 ---------       ---------
              Net cash provided by financing activities......................................      106,309           6,374
                                                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents.........................................        6,733          (3,684)
Cash and cash equivalents at beginning of period.............................................       10,660           9,849
                                                                                                 ---------       ---------
Cash and cash equivalents at end of period...................................................    $  17,393       $   6,165
                                                                                                 =========       =========
Supplementary disclosure of cash flow information:
      Cash paid during the period for interest...............................................    $     390       $      47
                                                                                                 =========       =========
      Cash paid during the period for income taxes...........................................    $       -       $       -
                                                                                                 =========       =========
      Non-cash investing and financing activities:
         Common stock, options and warrants issued and liabilities assumed
              as part of business and technology acquisitions................................    $  18,992       $       -
                                                                                                 =========       =========


The accompanying notes are an integral part of these unaudited interim consolidated statements.

                                SHOPNOW.COM INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION AND BACKGROUND:

THE COMPANY

ShopNow.com Inc. (the Company), a Washington corporation, provides an end-to-end solution that enables businesses to engage in e-commerce with other businesses, merchants and shoppers. The Company's end-to-end solution consists of access to online marketplaces and networks combined with a suite of e-commerce enabling products and services. These services include custom application and online store development and design, hosting and maintenance, sales and marketing services, technology licensing and transaction processing. The Company maintains an on-line marketplace, referred to as the ShopNow Network, which aggregates merchants and shoppers over a distributed network of web sites. In January 2000, the Company launched a business-to-business portal and marketplace, known as the Business Commerce Network, which is designed to enable businesses to engage in online transactions with other businesses.

The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key management personnel, successful development and marketing of its products and services, the continued acceptance of the Internet as a medium for electronic commerce, competition from substitute products and services from companies with greater financial, technical, management and marketing resources and risks associated with recent acquisitions. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may not be readily available.

PUBLIC OFFERINGS

On October 4, 1999, the Company closed its initial public offering (IPO) of 7,250,000 shares of common stock at $12.00 per share, for proceeds net of underwriters' fees and commissions of $80.9 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis. On November 2, 1999, the underwriters of the IPO exercised their over-allotment option and sold an additional 1,087,500 shares at $12.00 per share, for proceeds net of underwriters' fees and commissions of $12.1 million. The combined net proceeds to the Company, less additional offering costs of approximately $1.9 million, were $91.1 million. In addition, a $1.0 million promissory note in connection with the Company's acquisition of GO Software, Inc. (GO) and a $4.0 million bridge loan with a financial institution plus accrued interest were repaid.

On February 18, 2000, the Company closed a supplemental public offering (SPO) of 7,913,607 shares of common stock at $14.50 per share, for proceeds net of underwriters' fees and commissions of $108.7 million. Additional offering costs incurred by the Company relating to the SPO were approximately $700,000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL DATA

The interim consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 1999 Form 10-K as filed with the Securities and Exchange Commission on February 10, 2000. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three- month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include 100% of the assets, liabilities and results of operations of all subsidiaries in which the Company has a controlling ownership interest of greater than 50%. Equity investments in which the Company holds less than a 20% ownership interest are recorded at cost and are included in other assets, net in the accompanying consolidated balance sheets. All significant intercompany transactions and balances have been eliminated.

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

REVENUE RECOGNITION

The Company derives substantially all of its revenues from the ShopNow Network and the Business Commerce Network, which includes providing services to businesses.

Revenues from the ShopNow Network, which is a network of proprietary and affiliated web sites, including www.shopnow.com, the BottomDollar Network (including www.bottomdollar.com and other affiliated BottomDollar sites), www.chaseshop.com and www.speedyclick.com are generated primarily from advertising and merchandising paid by merchants as well as from leads and orders delivered to merchants. Advertising consists of the sale of impressions on one or more of the Company's network of web sites; merchandising consists of the sale of specific positions or category sponsorships on the sites. These agreements typically have a term of one to four months. Advertising and merchandising revenues are recognized ratably over the term of the applicable agreement. Where billings exceed revenues earned on these agreements, the amounts are included in the accompanying consolidated balance sheets as deferred revenue. In certain circumstances, the Company offers products directly to shoppers via the www.chaseshop.com portal. In these instances where the Company acts as merchant-of-record, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product. Revenues generated from the Company's ceased BuySoftware.com business are included in the accompanying March 31, 1999 interim consolidated statements of operations, as management did not cease operations of BuySoftware.com until June 1999.

Revenues from the Business Commerce Network are derived primarily from providing services, transaction processing, advertising and technology licensing to businesses and from the Company's proprietary business-to-business portal located at www.b2bnow.com. Revenues from services are generated principally through development fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. The Company recognizes revenues from development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to five months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. The Company bears full credit risk with respect to these sales. Anticipated losses on these contracts are recorded when identified. To date, losses have not been significant. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, are recognized in the period in which the revisions are determined. Unbilled services typically represent amounts earned under the Company's contracts not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceed revenues earned on contracts, the amounts are included in the accompanying consolidated balance sheets as customer deposits, as the amounts typically relate to ancillary services, whereby the

Company is acting in an agency capacity. Fee revenue from ancillary services provided by the services division is recognized upon completion of the related job by the applicable third party vendor.

Revenues are also generated from fees paid to the Company by businesses and merchants that license the Company's transaction processing and fraud prevention technologies and on-line payment gateways, as well as other e-commerce enabling technologies. Revenues include licensing fees, per-transaction fees and in certain cases monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Where billings exceed revenues earned on these contracts, the amounts are included in the accompanying consolidated balance sheets as deferred revenue. Businesses and merchants that utilize the Company's payment processing technologies act as the merchant-of-record and bear the full credit risk on those sales of goods and services. Revenues from b2bNow.com are generated primarily from the sales of advertising and merchandising products similar to those sold on the ShopNow Network.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's income tax benefit of $11.9 million recognized for the period ended March 31, 2000, is the result of changes in the Company's deferred tax accounts, which have principally been created as a result of the Company's recent business acquisitions and from the Company's generation of net operating losses.

PRO FORMA NET LOSS PER SHARE

Pro forma basic and diluted net loss per share is computed based on the weighted average number of shares of common stock outstanding, giving effect to the conversion of all outstanding convertible preferred stock that automatically converted to common stock upon the closing of the Company's IPO discussed in
Note 1, using the if-converted method from the original issuance date. Both diluted net loss per share and pro forma diluted net loss per share exclude the impact of stock options and warrant exercises as the effect of their inclusion would be antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies certain issues relating to the application of Accounting Principles Board Opinion No. 25 and related interpretations, which are the authoritative pronouncements the Company uses to account for its stock-based compensation transactions. FIN 44 is effective July 1, 2000, however certain conclusions reached in FIN 44 are applicable for transactions consummated after either December 15, 1998 or January 12, 2000. The Company does not believe that the adoption of FIN 44 will have a material effect on the Company's financial position or results of operations.

RECLASSIFICATIONS

Certain information reported in previous periods has been reclassified to conform to the current period presentation.

NOTE 3. COMPREHENSIVE LOSS:

The following table represents the Company's comprehensive loss for the three-month periods ended March 31, 2000 and 1999:

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                          ------------------------
                                                                                            2000            1999
                                                                                          --------        --------
                                                                                               (in thousands)
Net loss before income tax benefit ........................................               $(34,688)       $ (8,280)
                                                                                          --------        --------
Other comprehensive loss, before taxes:
     Unrealized loss on marketable equity securities .......................                 (9,876)              -
     Reclassification adjustment for gains included in net loss ...........                 (1,086)              -
                                                                                          --------        --------
     Total other comprehensive loss .......................................                (10,962)              -
                                                                                          --------        --------
Comprehensive loss before income tax benefit ..............................               $(45,650)       $ (8,280)
                                                                                          ========        ========

NOTE 4. ACQUISITIONS:

In June 1999, the Company acquired GO Software, Inc. (GO). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. The Company paid GO $4.7 million in cash, issued a $1.0 million promissory note bearing interest at 10%, and issued 1,123,751 shares of common stock, valued at $8.54 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which are both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of the Company's IPO.

Also in June 1999, the Company acquired CardSecure, Inc. (CardSecure) for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

On November 12, 1999, the Company acquired SpeedyClick, Corp. (SpeedyClick), a California corporation, for $55.6 million of cash, common stock and common stock options. SpeedyClick, a privately held company, maintains an Internet web site that focuses on entertainment and interactivity. Upon effectiveness of the acquisition, a total of 3,799,237 shares of common stock valued at $13.31 per share were issued to the owners of SpeedyClick. Options to purchase SpeedyClick common stock were assumed by the Company and converted into 157,527 options to purchase the Company's common stock. The Company also paid cash consideration of $3.0 million to the owners of SpeedyClick. The Company accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets are being amortized over a three-year life.

On December 3, 1999, the Company acquired Cortix, Inc. (Cortix), an Arizona corporation doing business as 20-20Consumer.com, for $14.4 million of cash and common stock. Cortix, a privately held company, is an operator of comparison shopping services including online reviews and ratings for commerce-oriented businesses, merchants and products. Upon effectiveness of the acquisition, 711,435 shares of common stock valued at $18.81 per share were issued to the owners of Cortix. The Company also paid cash consideration of $1.0 million to the owners of Cortix. The Company accounted for this transaction as a purchase. Of the $14.4 million in consideration paid, approximately $11.3 million was allocated to acquired technology, $1.6 million to customer lists and $1.3 million to goodwill. These intangible assets are being amortized over a three-year life.

On December 17, 1999, the Company acquired WebCentric Inc., (WebCentric) a Kansas corporation doing business as bottomdollar.com, for $40.2 million of common stock, common stock options and approximately $1.4 million of cash. WebCentric, a privately held company, develops e-commerce integration technology and applications, including a comparison shopping engine that allows consumers to search and compare the products and services of several leading Internet merchants. Upon effectiveness of the acquisition, a total of 2,161,904 shares of common stock valued at $16.89 per share were issued to the owners of WebCentric. In addition, the Company issued replacement stock options to purchase an aggregate of 121,544 shares of the Company's common stock to certain employees and owners of WebCentric. The Company accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately $31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets are being amortized over a three-year life.

On December 20, 1999, the Company entered into a letter of intent to acquire Ubarter.com, Inc. (Ubarter), for approximately $45.0 million of common stock and common stock warrants. Ubarter, a publicly traded company, is an e-commerce company specializing in online business-to-business barter exchange. The acquisition is expected to close in the second quarter of 2000 subject to the Company's effectiveness of a registration statement on Form S-4 with the Securities and Exchange Commission and the approval of the shareholders of Ubarter.

On January 13, 2000, the Company, through its wholly owned subsidiary 3037952 Nova Scotia Company, a Nova Scotia Company, acquired Pronet Enterprises Ltd. (Pronet), a Canadian company, for approximately $12.8 million, of which $3.2 million was paid in cash, $2.2 million in non-cash deferred tax liabilities assumed and $7.4 million in common stock and common stock options issued to Pronet shareholders. Pronet, a privately held company, operates a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. Upon effectiveness of the acquisition, a total of 162,508 shares of common stock, valued at $17.60 per share, were issued to the shareholders Pronet. In addition, the Company issued options to purchase 351,666 shares of common stock to the two principals of Pronet. The Company accounted for this transaction as a purchase. Of the $12.8 million in consideration paid, approximately $6.3 million was allocated to acquired technology, $2.7 million to customer lists and $3.8 million to goodwill. These intangible assets are being amortized over a three-year life.

On January 18, 2000, the Company acquired AXC Corporation, (AXC) a Washington corporation, for approximately $17.9 million, of which $2.2 million was paid in cash, $4.1 million in non-cash deferred tax liabilities assumed and $11.6 million in common stock and common stock options issued to AXC shareholders. AXC, a privately held company, provides e-commerce consulting services to businesses. Upon effectiveness of the acquisition, a total of 540,296 shares of common stock valued at $17.60 per share were issued to the owners of AXC. In addition, the Company issued replacement stock options to purchase an aggregate of 72,089 shares of the Company's common stock to certain employees and owners of AXC. The Company accounted for this transaction as a purchase. Of the $17.9 million in consideration paid, approximately $7.2 million was allocated to assembled workforce, $4.9 million to customer lists, $5.0 million to goodwill and $800,000 to working capital. The intangible assets acquired are being amortized over a three-year life.

UNAUDITED PRO FORMA COMBINED RESULTS

The following summarizes the unaudited pro forma results of the Company's operations for the three-month periods ended March 31, 2000 and 1999 as if the GO, CardSecure, SpeedyClick, Cortix, WebCentric, Pronet and AXC transactions occurred as of January 1, 1999. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

                                                  For the Three Months
                                                    Ended March 31,
                                              ----------------------------
                                                2000                1999
                                              --------            --------
                                                 (in thousands, except
                                                     share amounts)
Revenues .................................... $ 18,954            $  9,421
Net loss before taxes .......................  (38,260)            (22,262)
Net loss per share before taxes .............    (0.80)              (1.66)

5. INVESTMENTS IN MARKETABLE EQUITY SECURITIES:

At March 31, 2000, the Company held 476,410 shares of 24/7 Media and 55,122 shares of FreeShop.com Inc., both of which are publicly traded companies subject to the reporting requirements of the Securities and Exchange Commission. The Company classifies these investments as available for sale and are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available for sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Fair value is based on quoted market prices.

6. DEBT OBLIGATIONS:

In March 1999, the Company entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow the Company to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million ($1.0 million until the bridge loan is repaid). The line of credit bears interest at the financial institution's base rate plus 2%, is secured by substantially all assets of the Company and was amended in January 2000 to expire on March 31, 2001. The term loan bears interest at 12%, is secured by substantially all assets of the Company and matures in March 2002. The bridge loan bore interest at 12% and was repaid in October 1999, as discussed in
Note 1.

7. SEGMENT INFORMATION:

The following table represents the Company's segment information for the three-month periods ended March 31, 2000 and 1999:

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                          ----------------------
                                                                                            2000          1999
                                                                                          --------      --------
                                                                                             (in thousands)
Revenues from unaffiliated customers:
    ShopNow Network .......................................................               $ 10,637      $    345
    Services ..............................................................                  4,702         1,729
    b2bNow.com, transaction processing and technology licensing ...........                  3,343             -
    BuySoftware.com .......................................................                      -         5,494
                                                                                          --------      --------
         Total revenues from unaffiliated customers .......................                 18,682         7,568
                                                                                          --------      --------
Cost of revenues:
    ShopNow Network .......................................................                  7,162           303
    Services ..............................................................                  3,113           952
    b2bNow.com, transaction processing and technology licensing ...........                    118             -
    BuySoftware.com .......................................................                      -         5,885
                                                                                          --------      --------
         Total cost of revenues ...........................................                 10,393         7,140
                                                                                          --------      --------
         Gross profit .....................................................               $  8,289      $    428
                                                                                          ========      ========
Profit reconciliation:
    Gross profit for reportable segments ..................................               $  8,289      $    428
    Operating expenses ....................................................                (44,897)       (8,723)
    Nonoperating expenses, net ............................................                  1,920            15
    Income tax benefit ....................................................                 11,916             -
                                                                                          --------      --------
         Net loss .........................................................               $(22,772)     $ (8,280)
                                                                                          ========      ========


The Company does not track assets by operating segments. Consequently is it not practicable to show assets by operating segments.

8. RELATED PARTY TRANSACTIONS:

During the three-month period ended March 31, 2000, the Company purchased approximately $1.0 million in marketing and advertising services from 24/7 Media, a significant shareholder of the Company. Also during the same period ended March 31, 2000, the Company recognized approximately $657,000 in licensing revenues from PrivaSeek, Inc., in which the Company also owns a minority interest.

9. SUBSEQUENT EVENT:

On April 11, 2000, the Company acquired Freemerchant.com, Inc. (Freemerchant), a Delaware corporation, for approximately $37.6 million, of which $2.0 million was paid in cash, $10.0 million in non-cash deferred tax liabilities assumed and $25.6 million in common stock and common stock options issued to Freemerchant shareholders. Freemerchant, a privately held company, has developed on-line store-builder technology for small- to medium-sized merchants that seek a low-cost entry point to e-commerce, as well as providing hosting services to those merchants. Upon effectiveness of the acquisition, a total of 2,573,723 shares of common stock, valued at $8.80 per share, were issued to the shareholders of Freemerchant. In addition, the Company issued options to purchase 293,596 shares of common stock to certain Freemerchant shareholders and employees. The Company accounted for this transaction as a purchase. Allocations of the excess purchase price of this acquisition have not yet been determined. All intangible assets are expected to be amortized over a three-year estimated useful life.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Additional Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this report, and the risks discussed in the "Risk Factors" section included in our December 31, 1999 10-K filed on February 10, 2000 with the Securities and Exchange Commission.

OVERVIEW

We provide an end-to-end solution that enables businesses to engage in e-commerce with other businesses, merchants and shoppers. Our end-to-end solution consists of access to our online marketplaces and networks combined with a suite of e-commerce enabling products and services. These services include custom application and online store development and design, hosting and maintenance, sales and marketing services and transaction processing. We maintain an on-line marketplace, referred to as the ShopNow Network, which aggregates merchants and shoppers over a distributed network of web sites. In January 2000, we launched a business-to-business portal and marketplace, known as the Business Commerce Network, which is designed to enable businesses to engage in online transactions with other businesses.

We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In May 1997, we launched BuySoftware.com, an online computer products store. During 1998, we completed three acquisitions, including the acquisition of Media Assets, Inc., a direct marketing company, launched ShopNow.com and began offering merchants e-commerce enabling products and services. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. In June 1999, we ceased operation of BuySoftware.com because we determined it was inconsistent with our evolving strategy. We consummated two acquisitions in the second quarter of 1999, three in the fourth quarter of 1999 and two in the first quarter of 2000.

We derive substantially all of our revenues from the ShopNow Network and the Business Commerce Network, which includes providing services to businesses.

Revenues from the ShopNow Network, which is a network of proprietary and affiliated web sites, including www.shopnow.com, the BottomDollar Network (including www.bottomdollar.com and other affiliated BottomDollar sites), www.chaseshop.com and www.speedyclick.com are generated primarily from advertising and merchandising paid by merchants as well as from leads and orders delivered to merchants. Advertising consists of the sale of impressions on one or more of the our network of web sites; merchandising consists of the sale of specific positions or category sponsorships on the sites. These agreements typically have a term of one to four months. Advertising and merchandising revenues are recognized ratably over the term of the applicable agreement. In certain circumstances, we offer products directly to shoppers via the www.chaseshop.com portal. In these instances where we act as merchant-of-record, we record as revenue the full sales price of the product sold and records the full cost of the product to us as cost of revenues, upon shipment of the product. Revenues generated from our ceased BuySoftware.com business are included in our March 31, 1999 operations, as management did not cease operations of BuySoftware.com until June 1999.

Revenues from the Business Commerce Network are derived primarily from providing services, transaction processing, and technology licensing to businesses and from the our proprietary business-to-business portal located at www.b2bnow.com. Revenues from services are generated principally through development fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. We recognize revenues from development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project.

These projects generally range from two to five months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. We bear full credit risk with respect to these sales. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance.

Revenues are also generated from fees paid to us by businesses and merchants that license our transaction processing and fraud prevention technologies and on-line payment gateways, as well as other e-commerce enabling technologies. Revenues include licensing fees, per-transaction fees and in certain cases monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Businesses and merchants that utilize our payment processing technologies act as the merchant-of-record and bear the full credit risk on those sales of goods and services. Revenues from b2bNow.com are generated primarily from the sales of advertising and merchandising products similar to those sold on the ShopNow Network.

Cost of revenues generated from the ShopNow Network include the portion of our Internet telecommunications connections that are directly attributable to traffic on the ShopNow Network and the direct labor costs incurred in maintaining and enhancing our network infrastructure. In order to fulfill our obligations under our lead and order delivery advertising programs, we occasionally purchase shopping traffic from third parties by placing on their web sites advertisements that, when clicked on by a visitor, send the visitor to the ShopNow Network. Any shopping traffic that we purchase from a third party that is used to fulfill these obligations is included as cost of revenues. Cost of revenues on the products that we sell as merchant-of-record includes the cost of the product, credit card fees and shipping costs. Cost of revenues generated from providing services includes all direct labor costs incurred in connection with the provision of services, as well as fees charged by third-party vendors that have directly contributed to the design, development and implementation of our services. Cost of revenues generated from licensing e-commerce-enabling technologies and from our proprietary business-to-business portal consists primarily of telecommunications costs and direct labor costs incurred in maintaining and enhancing our network infrastructure.

FINANCIAL DATA

The following table presents selected operating data for the ShopNow Network. This information should be read in conjunction with the other information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The operating data presented below for any quarter are not necessarily indicative of data for any future period.


                                                                            March 31,     December 31,    September 30,
                                                                              2000            1999            1999
                                                                             -------        -------          -------
Number of merchants listed on the ShopNow Network (1)................         61,000         48,000           37,000
Number of premier merchants listed on the ShopNow Network (2)........             97             68               32
Average revenue per premier merchant per month.......................        $47,504        $34,991          $25,689
Number of businesses listed in the Business Commerce Network (3).....        610,000              -                -
Number of development contracts (4)..................................              8              5                4

(1) Represents the number of merchants listed on the ShopNow Network as of the last day of the applicable quarter.

(2) Premier merchants include those merchants that contribute greater than $10,000 of revenue per month to the ShopNow Network.

(3) Represents the number of businesses listed in the Business Commerce Network directory as of the last day of the applicable quarter. The Business Commerce Network launched in January 2000.

(4) Represents development contracts for our business customers where our total development fees from these contracts exceed $100,000.

RESULTS OF OPERATIONS

REVENUES. Total revenues for the three-month period ended March 31, 2000 were $18.7 million, compared to $7.6 million for the same period ended March 31, 1999, an increase of $11.1 million. The increase was due primarily to the expansion of our networks and increased demand for our services. We continued to experience growth in our merchant listings, shopper traffic and affiliate and syndication shopping sites, which resulted in increased merchandising and advertising revenues, transaction processing fees and sales of products to shoppers, exclusive of BuySoftware.com. The BuySoftware.com portion of revenues for the three-month period ended March 31, 1999 was $5.5 million.

COST OF REVENUES. The cost of revenues for the three-month period ended March 31, 2000 was $10.4 million, compared to $7.1 million for the same period ended March 31, 1999, an increase of $3.3 million. The increase in our cost of revenues was directly attributable to the increase in revenues during the same period from the ShopNow Network and the Business Commerce Network. The BuySoftware.com portion of cost of revenues for the three-month period ended March 31, 1999 was $5.9 million.

GROSS PROFIT. Gross profit for the three-month period ended March 31, 2000 was $8.3 million, compared to $428,000 for the same period ended March 31, 1999, an increase of $7.9 million. As a percent of revenues, our gross profits were 44.3% compared to 5.7% for the same periods. This increase in gross profit percentage was due primarily to the increase in higher-margin revenues during the first quarter of 2000, while decreasing our concentration of revenues from product sales to shoppers, which historically has contributed only flat or negative gross profits. While we expect to continue to increase our gross profits both in absolute dollars and as a percentage of revenues, we do not expect that the rate of growth achieved historically will continue.

SALES AND MARKETING. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the three-month period ended March 31, 2000 were $22.1 million, compared to $5.3 million for the same period ended March 31, 1999, an increase of $16.8 million. The increase was due primarily to increased spending as a result of our expansion of the ShopNow Network and our launch and expansion of the Business Commerce Network, both of which resulted in additional personnel and nationwide television, print and radio advertisements. We anticipate continued growth in our sales and marketing expenses during the remainder of 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the three-month period ended March 31, 2000 were $3.2 million, compared to $1.3 million for the same period ended March 31, 1999, an increase of $1.9 million. The increase was due primarily to an increase in personnel from internal growth and acquisitions. We anticipate continued growth in our general and administrative expenses during the remainder of 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the three-month period ended March 31, 2000 were $4.2 million, compared to $1.5 million for the same period ended March 31, 1999, an increase of $2.7 million. The increase was due primarily to the development and enhancement of our technology platform, as well as to an increase in technology personnel. These employees focus on developing our technology platform as well as building the overall infrastructure that supports the ShopNow Network and the Business Commerce Network. We anticipate continued growth in our research and development expenses during the remainder of 2000.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three-month period ended March 31, 2000 was $13.5 million, compared to $558,000 for the same period ended March 31, 1999, an increase of $12.9 million. This increase was due primarily to the increase in intangible assets and related amortization expenses from business acquisitions completed during the last three quarters of 1999 and the first quarter of 2000, including the acquisitions of GO Software, Inc., SpeedyClick, Corp., Cortix, Inc., WebCentric, Inc., Pronet Enterprises Ltd. and AXC Corporation.

Intangible assets acquired in business combinations are amortized over a three-year period. We expect continued growth in our amortization of intangible assets expense resulting from future business acquisitions.

STOCK-BASED COMPENSATION. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Stock-based compensation expense for the three-month period ended March 31, 2000 was $1.9 million, compared to $137,000 for the same period ended March 31, 1999, an increase of $1.7 million. The amount of deferred compensation resulting from these grants generally is amortized over a three-year vesting period.

GAIN ON SALE OF MARKETABLE EQUITY SECURITIES. Gain on sale of marketable equity securities for the three-month period ended March 31, 2000 was $1.1 million. We did not liquidate any of our marketable equity securities during the three-month period ended March 31, 1999.

INTEREST INCOME, NET. Interest income, net consists primarily of the combination of interest income earned on our cash and cash equivalents and short-term investments as well as interest expense incurred on our outstanding debt obligations. Interest income, net for the three-month period ended March 31, 2000 was $834,000, compared to $15,000 for the same period ended March 31, 1999, an increase of $819,000. Interest income, net increased due to the increase in our cash and cash equivalents and short-term investments realized from completion of our initial and supplemental public offerings of common stock.

INCOME TAX BENEFIT. Income tax benefit for the three-month period ended March 31, 2000 was $11.9 million. We did not realize any income tax benefits during the three-month period ended March 31, 1999. The income tax benefit recognized resulted principally from reductions of deferred tax liabilities created as a result of business combinations. If we continue to consummate additional business combinations that result in the recognition of deferred taxes, we may incur additional tax deferred tax benefits. We have not paid nor have we received refunds for federal income taxes and we do not expect to pay income taxes or receive income tax refunds in the foreseeable future.

NET LOSS. Net loss for the three-month period ended March 31, 2000 was $22.8 million, compared to $8.3 million for the same period ended March 31, 1999, an increase of $14.5 million. This increase was due primarily to an increase in our operating expenses, most significantly sales and marketing expenses and amortization of intangible assets, partially offset by our increase in gross profit and income tax benefit during the same period. We expect to incur additional net losses in 2000.

NET OPERATING LOSS CARRYFORWARDS

As of March 31, 2000, we had net operating loss carryforwards of approximately $103.3 million. If not used, the net operating loss carryforwards will expire at various dates beginning in 2012. The Tax Reform Act of 1986 imposes restrictions on the use of net operating losses and tax credits in the event that there has been an ownership change, as defined, of a corporation since the periods in which the net operating losses were incurred. Our ability to use net operating losses incurred prior to July 1999 is limited to approximately $14.3 million per year due to sales of Series D and Series E convertible preferred stock to third parties in April 1998 and the sale of Series I convertible preferred stock to Chase Manhattan Bank in July 1999, which resulted in ownership changes. Our deferred tax assets are recognizable only to the extent that they are offset by deferred tax liabilities. To the extend that our deferred tax assets exceed our deferred tax liabilities in the future, valuation allowances may be recorded against our deferred tax assets. In concluding that valuation allowances may be required, management considers such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have experienced net losses and negative cash flows from operations. As of March 31, 2000, we had an accumulated deficit of $128.1 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through March 31, 2000, our aggregate net proceeds have been $270.8 million from issuing equity securities and $21.8 million from issuing debt securities. As of March 31, 2000, we had $124.7 million in cash, cash equivalents and short-term investments.

Net cash used in operating activities was $21.7 million for the three-month period ended March 31, 2000, compared to $8.2 million for the same period in 1999. The increase was due primarily to the increase in our net loss for the three-month period ended March 31, 2000 of $22.8 million compared to $8.3 million for the same period ended 1999.

Net cash used in investing activities was $77.9 million for the three-month period ended March 31, 2000, compared to $1.8 million for the same period in 1999. The increase was due primarily to the net increase in purchases of short-term investments of $55.1 million for the period-ended March 31, 2000, compared to $30,000 for the same period in 1999, the increase in purchases of property and equipment of $6.5 million for the period-ended March 31, 2000, compared to $1.6 million for the same period in 1999, the increase in investments in equity securities and other assets of $10.5 million for the period-ended March 31, 2000, compared to $199,000 for the same period in 1999, and the acquisition of businesses of $5.8 million for the period-ended March 31, 2000, compared to $0 for the same period in 1999.

Net cash provided by financing activities was $106.3 million for the three-month period ended March 31, 2000, compared to $6.4 million for the same period in 1999. The increase was due primarily to the closing of our public offering of 7,913,607 shares of common stock at $14.50 per share, which resulted in proceeds to us net of underwriters' fees and commissions of $108.7 million. Additional offering costs incurred by the Company relating to the SPO were approximately $700,000. This public offering was closed on February 18, 2000.

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

Our capital requirements depend on numerous factors, including the rate of expansion of the ShopNow Network and the Business Commerce Network, the investments we make in our technology platforms and in future technologies, the number of acquisitions that are completed and the composition of the consideration paid between cash, debt and stock, and the resources we devote to expansion of our sales, marketing and branding efforts. We have also entered into agreements with Chase Manhattan Bank and 24/7 Media that require us to make aggregate advertising and marketing expenditures of approximately $6.0 million in 2000, decreasing annually to $1.0 million in 2004. We believe that existing cash balances and cash generated from operations, together with the net proceeds from our public offerings and the future sale of marketable equity securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the next 18 months. After that time, we may be required to raise additional financing. We cannot be sure that the assumed levels of revenues and expenses underlying our anticipated cash needs will prove to be accurate. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We cannot be sure that financing will be available in amounts or on terms acceptable to us, or even available at all.

We are currently contemplating entering into a new secured credit facility with terms and interest rates customary for transactions of this type. We expect the maximum borrowings available under such new facility to be $15.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies certain issues relating to the application of Accounting Principles Board Opinion No. 25 and related interpretations, which are the authoritative pronouncements we use to account for our stock-based compensation transactions. FIN 44 is effective July 1, 2000, however certain conclusions reached in FIN 44 are applicable for transactions consummated after either December 15, 1998 or January 12, 2000. We do not believe that the adoption of FIN 44 will have a material effect on our financial position or results of operations.

SEASONALITY

We believe that our advertising and merchandising revenues on the ShopNow Network and the Business Commerce Network are subject to seasonality changes as retail transactions and advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. In addition, Internet usage typically declines during the summer and certain holiday periods. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry and in the usage of, and transactions on, our web sites and those of our merchants. Seasonal and cyclical patterns in online transactions and advertising would affect our revenues. Those patterns may also develop on our web sites. Given the early stage of the development of the Internet and our company, however, we cannot predict to what extent, if at all, our operations will prove to be seasonal.

IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

Prior to January 1, 2000, we devoted substantial resources in an effort to ensure that our proprietary software, the third-party software on which we rely, and the underlying systems and protocols did not contain errors associated with Year 2000 date functions. Since January 1, 2000, we have not experienced any disruption as a result of Year 2000 problems.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS QUARTERLY REPORT. WHILE WE HAVE ATTEMPTED TO IDENTIFY ALL RISKS THAT ARE MATERIAL TO OUR BUSINESS, ADDITIONAL RISKS THAT WE HAVE NOT YET IDENTIFIED OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION IN THIS QUARTERLY REPORT, INCLUDING THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND THE RISKS DISCUSSED IN THE "RISK FACTORS"
SECTION INCLUDED IN OUR DECEMBER 31, 1999 10-K FILED ON FEBRUARY 10, 2000 WITH THE SECURITIES AND EXCHANGE COMMISSION.

RISKS RELATED TO OUR BUSINESS

OUR RAPID GROWTH AND EVOLUTION MAY MAKE IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

We were incorporated in January 1994 and operated initially as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In August 1998, we launched our first online marketplace, ShopNow.com. In recent months, particularly with the launch of the Business Commerce Network, we have increasingly focused on developing and providing products and services to enable businesses to conduct online commerce. The recent shifts in our business focus may make it difficult for you to evaluate our business and prospects. You should also consider the risks, expenses and difficulties that we may encounter as a young company in a rapidly evolving market.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES

We incurred net losses of $22.8 million for the three-months ended March 31, 2000 and $8.3 million for the three-months ended March 31, 1999. At March 31, 2000, we had an accumulated deficit of $128.1 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development and expect to continue to do so in the future. As a result, we must generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. In addition, we may incur substantial expenses in connection with future acquisitions.

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

ACQUISITIONS INVOLVE A NUMBER OF RISKS

We actively seek to identify and acquire companies with attributes complementary to our e-commerce products and services. Since December 31, 1999, we have acquired two companies. In addition, as described previously, we recently agreed to acquire Ubarter.com.

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

IF WE FAIL TO MAINTAIN OUR STRATEGIC BUSINESS RELATIONSHIPS AND ENTER INTO NEW RELATIONSHIPS OUR BUSINESS WILL SUFFER

An important element of our strategy involves entering into business relationships with other companies. Our success is dependent on maintaining our current contractual relationships and developing new strategic relationships. These contractual relationships typically involve joint marketing, licensing or promotional arrangements. For example, we have entered into a licensing and co-marketing agreement with Chase Manhattan Bank, a marketing agreement with About.com, a cross promotion agreement with 24/7 Media and a software license agreement with HNC Software. Although these relationships are an important factor in our strategy because they enable us to enhance our product and service offerings, the parties with which we contract may not view their relationships with us as significant to their own businesses. To date, we have not derived material revenue from these relationships, and some of these relationships impose substantial obligations on us. It is not certain that the benefits to us will outweigh our obligations. For example, our relationship with 24/7 Media requires us to refer to them any business that would benefit from the advertising services offered by 24/7 Media and makes 24/7 Media the only third party authorized to sell advertising on our web site. Several of our significant business arrangements do not establish minimum performance requirements but instead rely on contractual best efforts obligations of the parties with which we contract. In addition, either party with little notice may terminate most of these relationships. Accordingly, in order to maintain our strategic business relationships we will need to meet our partners' specific business objectives, including incremental revenue, brand awareness and implementation of specific e-commerce applications. If our strategic business relationships are discontinued for any reason, or if we are unsuccessful in entering into new relationships in the future, our business and results of operations may be harmed.

IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID GROWTH OF OUR OPERATIONS OUR BUSINESS WILL SUFFER

Our ability to successfully offer e-commerce enabling products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are increasing the scope of our operations domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to March 31, 2000, our total number of employees increased from less than 50 to 615. This growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to expand any of the foregoing areas efficiently and effectively could cause our business to suffer.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL FOR SUCCESSFUL OPERATION OF OUR
BUSINESS

Our success depends on the skills, experience and performance of our senior management and other key personnel. Our key personnel include Dwayne Walker, our Chairman and Chief Executive Officer, Joe Arciniega, our President and Chief Operating Officer, Alan Koslow, our Chief Financial Officer, and Dr. Ganapathy Krishnan, our Chief Technology Officer. Only Mr. Walker has an employment agreement with ShopNow.com. Many of our executive officers have joined us within the past three years. If we do not quickly and efficiently integrate these new personnel into our management and culture, our business could suffer. Our business could also suffer if we do not retain our key personnel.

WE MUST HIRE ADDITIONAL PERSONNEL TO EXPAND OUR OPERATIONS

Our future success depends on our ability to identify, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, business development and administrative personnel. We intend to hire a significant number of personnel during the next year, and as of March 31, 2000 we had openings for 67 job positions. Competition for qualified personnel is intense, particularly in the technology and Internet markets. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer.

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

OUR COMPUTER SYSTEMS MAY BE VULNERABLE TO SYSTEM FAILURES

Our success depends on the performance, reliability and availability of the technology supporting our e-commerce products and services and our online marketplaces. Our revenues depend, in large part, on the number of businesses and merchants that use our products and services and the number of shoppers that access the ShopNow Network. This depends, in part, upon our actual and perceived reliability and performance. Any inability to provide our products and services or any slowdown or stoppage of our online marketplaces could cause us to lose clients and therefore lose revenue. Substantially all of our computer and communications hardware is located at leased and third-party facilities in Seattle, Washington and Sterling, Virginia. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. Because we presently do not have fully redundant systems or a formal disaster recovery plan, a systems failure could adversely affect our business. Our computer systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which may lead to interruptions, delays, loss of data or inability to process online transactions for our clients. We may be required to expend considerable time and money to correct any system failure. If we are unable to fix a problem that arises, we may lose clients or be unable to conduct our business at all.

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

A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Foreign countries also may tax Internet transactions. The taxation of Internet-related activities could have the effect of imposing additional costs on companies, such as ShopNow.com, that conduct business over the Internet. This, in turn, could lead to increased prices for products and services, which could result in decreased demand for our solutions.

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

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of ShopNow.com and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

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

A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of ShopNow.com.

The foregoing provisions of our charter documents and Washington law could have the effect of making it more difficult or more expensive for a third party to acquire, or could discourage a third party from attempting to acquire, control of ShopNow.com. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of March 31, 2000.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Between January 1, 2000 and March 31, 2000, we issued and sold unregistered securities as set forth below:

- On January 13, 2000, pursuant to a Share Sale and Purchase Agreement among ShopNow.com Inc., 3037952 Nova Scotia Company, and the shareholders of Pronet Enterprises Ltd. (Pronet), we purchased all of the equity securities of Pronet for approximately $3.2 million in cash, the assumption of approximately $2.2 million in liabilities, the issuance of 162,508 shares of common stock at $17.60 per share and the issuance of options to purchase 351,666 shares of common stock to two principals of Pronet.

- On January 5, 2000, pursuant to a licensing and reseller agreement, we issued warrants to purchase 50,000 shares of common stock to Inktomi Corporation at an exercise price of $17.00 per share.

- On January 18, 2000, pursuant to an Agreement and Plan of Merger among ShopNow.com Inc., SN Acquisition, Inc., AXC Corporation and certain shareholders of AXC, we acquired all of the equity securities of AXC for approximately $2.2 million in cash, the assumption of approximately $4.1 million in liabilities, the issuance of 540,296 shares of common stock at $17.60 per share and the issuance of options to purchase 72,089 shares of common stock to certain owners and employees of AXC.

No underwriters were engaged in connection with these issuances and sales. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Between January 1, 2000 and March 31, 2000, we issued 482,150 shares of common stock in conjunction with the exercise of options granted under our stock option plans. The options granted under the stock option plan were issued to our officers, employees and consultants at exercise prices ranging from $0.00 to $16.75. In connection with our acquisition of AXC Corporation, we issued options to purchase 4,161 shares of common stock to three employees of AXC at exercise prices ranging from $3.60 to $10.28, which options were granted outside of our stock option plans. No other options were granted outside of our stock option plans. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Rule 701 promulgated under the Securities Act of 1933. Where Rule 701 was not available, the securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

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

On February 14, 2000, our registration statement on Form S-1, file number 333-95085, for our second public offering became effective. All shares offered in the final prospectus (filed with the Securities and Exchange Commission on February 16, 2000) were sold, thus terminating our offering. The managing underwriters were J.P. Morgan Securities Inc., CIBC World Markets Corp., PaineWebber Incorporated and U.S. Bancorp Piper Jaffray. The offering consisted of 7,913,607 shares of common stock at $14.50 per share. The aggregate price of the shares offered and sold was $114.7 million. Proceeds to us, after accounting for approximately $6.0 million in underwriting discounts and commissions and $700,000 in other expenses, were $108.0 million.

We have used approximately $9.7 million of the net offering proceeds from our initial public offering to repay indebtedness, approximately $41.1 million for working capital paid directly or indirectly to third parties, approximately $10.4 million for the purchase or installation of software and equipment, approximately $11.3 million in connection with the acquisitions of SpeedyClick, Corp., Cortix, Inc., WebCentric, Inc., Pronet Enterprises, Ltd. and AXC Corporation, approximately $17.0 million for the purchase of equity securities of various e-commerce companies and approximately $1.6 million for the net purchase of temporary investments consisting of cash, cash equivalents and short-term, interest-bearing, investment-grade securities. We have not used any of the net offering proceeds from our initial public offering for the construction of plant, building or facilities or purchases of real estate. The use of proceeds from our initial public offering does not represent a material change in the use of proceeds described in the registration statement relating to such offering.

None of the net offering proceeds from our initial public offering were paid, and none of the offering expenses for this offering related to payments, directly or indirectly, to directors, officers or general partners of ShopNow.com or their associates, persons owning 10% or more of any class of our securities, or affiliates of ShopNow.com

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

None.

ITEM 5: OTHER INFORMATION

On April 11, 2000, we acquired Freemerchant.com, Inc. (Freemerchant), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated as of April 10, 2000, by and among ShopNow.com, Freemerchant, Venice Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of ShopNow.com, and Serge Wilson, the principal stockholder of Freemerchant. By the terms of the Merger Agreement, Venice Acquisition, Inc. merged with and into Freemerchant. A total of 2,573,723 unregistered shares of our common stock were issued in the merger to the stockholders of Freemerchant, and we issued replacement options to purchase an aggregate of 293,596 shares of ShopNow.com common stock for the options to purchase Freemerchant common stock that were outstanding prior to the merger. In addition, we paid the stockholders of Freemerchant approximately $2.0 million in cash. We will account for the transaction as a purchase transaction. Freemerchant, a privately held company established in 1998 and based in Emeryville California, provides a suite of web site development and hosting services at no charge to merchants. Freemerchant's electronic commerce platform will be integrated into our Business Commerce Network.

We issued our shares of common stock to the stockholders of Freemerchant pursuant to the exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(2) and Regulation D of the Securities Act.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1  Amended and Restated 1999 Nonofficer Employee Stock Option Plan.

     27.1  Financial Data Schedule.

(b)  Reports on Form 8-K

     On January 7, 2000, we filed a Form 8-K/A, amending that certain
     Current Report on Form 8-K dated December 17, 1999, to provide the financial statements of WebCentric required by Item 7(a) of Form 8-K and the pro forma audited financial information required by Item 7(b) of Form 8-K, which information was excluded from the original filing in reliance upon Item 7(a)(4) of Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SHOPNOW.COM INC.



Date:  May 12, 2000
                                         By: /s/ DWAYNE M. WALKER
                                            --------------------------------
                                            Dwayne M. Walker
                                            Chief Executive Officer

                                         By: /s/ ALAN D. KOSLOW
                                            --------------------------------
                                            Alan D. Koslow
                                            Chief Financial Officer