Form 10-Q
period 2000-06-30
NETWORK COMMERCE INC
filed 2000-08-14
CIK 1087879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER 0-26707


                              NETWORK COMMERCE INC.
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


                                SHOPNOW.COM INC.
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                                              ---   ---

As of August 9, 2000, there were 59,110,686 shares outstanding of the Registrant's common stock.

                              NETWORK COMMERCE INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                        PAGE
PART I            FINANCIAL INFORMATION
ITEM 1:           Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000
                     and December 31, 1999..............................................................     4
                  Consolidated Statements of Operations for the three- and six-month
                     periods ended June 30, 2000 and 1999...............................................     5
                  Consolidated Statements of Cash Flows for the six-month
                     periods ended June 30, 2000 and 1999...............................................     6
                  Notes to Interim Consolidated Financial Statements....................................     7

ITEM 2:           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................    14

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    30

PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    31

ITEM 2:           Changes in Securities and Use of Proceeds.............................................    31

ITEM 3:           Defaults Upon Senior Securities.......................................................    31

ITEM 4:           Submission of Matters to a Vote of Security Holders...................................    31

ITEM 5:           Other Information.....................................................................    32

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    32


SIGNATURES        ......................................................................................    33

EXHIBITS          ......................................................................................    34



PART I.  FINANCIAL INFORMATION

ITEM 1.

                              NETWORK COMMERCE INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                        ===============================
                                                                                           June 30,      December 31,
                                                                                             2000            1999
                                                                                        --------------  ---------------
                                                                                         (unaudited)
                                       ASSETS
Current assets:
     Cash and cash equivalents ....................................................   $      8,205    $        10,660
     Short-term investments .......................................................         76,682             52,172
     Investments in marketable equity securities ..................................          7,750             30,884
     Accounts receivable, net .....................................................         16,694              6,591
     Unbilled services ............................................................          2,915              2,102
     Prepaid expenses and other ...................................................         10,935              5,559
                                                                                      ------------    ---------------
          Total current assets ....................................................        123,181            107,968
Property and equipment, net .......................................................         28,528             19,385
Goodwill, net .....................................................................         65,745             23,860
Other intangible assets, net ......................................................        166,904            104,713
Other assets, net .................................................................         35,019             18,248
                                                                                      ------------    ---------------
          Total assets ............................................................   $    419,377    $       274,174
                                                                                      ============    ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable .............................................................   $     15,382    $         8,330
     Accrued liabilities ..........................................................          9,836              8,778
     Current portion of notes and leases payable ..................................          7,460              8,565
     Customer deposits ............................................................          1,684              2,194
     Deferred revenue .............................................................          6,831              5,786
                                                                                      ------------    ---------------
          Total current liabilities ...............................................         41,193             33,653
Notes and leases payable and line of credit, less current portion .................          7,029              5,409
Put warrant liability .............................................................           --                1,388
Deferred tax liabilities ..........................................................         13,697              4,511
                                                                                      ------------    ---------------
          Total liabilities .......................................................         61,919             44,961
                                                                                      ------------    ---------------
Commitments
Shareholders' equity:
     Convertible preferred stock, $0.001 par value:  authorized shares - 5,000,000;
         none issued and outstanding ..............................................           --                 --
     Common stock, $0.001 par value:  authorized shares - 200,000,000; issued and outstanding shares - 59,034,677 at June 30, 2000 and 42,923,035 at
          December 31, 1999 .......................................................        525,820            325,502
     Common stock warrants ........................................................          8,091              8,260
     Deferred compensation ........................................................         (7,612)            (6,713)
     Accumulated other comprehensive (loss) income ................................        (15,680)             7,470
     Accumulated deficit ..........................................................       (153,161)          (105,306)
                                                                                      ------------    ---------------
          Total shareholders' equity ..............................................        357,458            229,213
                                                                                      ------------    ---------------
          Total liabilities and shareholders' equity ..............................   $    419,377    $       274,174
                                                                                      ============    ===============



                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                              NETWORK COMMERCE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                     =============================================================
                                                         For the Three Month                For the Six Month
                                                         Period Ended June 30,            Period Ended June 30,
                                                      ----------------------------    ----------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Revenues ..........................................   $     26,921    $      8,414    $     45,603    $     15,982
Cost of revenues ..................................         12,839           7,543          23,232          14,683
                                                      ------------    ------------    ------------    ------------
     Gross profit .................................         14,082             871          22,371           1,299
                                                      ------------    ------------    ------------    ------------
Operating expenses:
     Sales and marketing ..........................         24,032          12,807          46,132          18,279
     General and administrative ...................          3,361           1,520           6,594           2,480
     Research and development .....................          5,195           1,334           9,410           2,934
     Amortization of intangible assets ............         18,300           1,081          31,792           1,639
     Stock-based compensation .....................          1,286           1,823           3,142           1,956
                                                      ------------    ------------    ------------    ------------
          Total operating expenses ................         52,174          18,565          97,070          27,288
                                                      ------------    ------------    ------------    ------------
          Loss from operations ....................        (38,092)        (17,694)        (74,699)        (25,989)
                                                      ------------    ------------    ------------    ------------
Nonoperating income (expense):
     Gain on sale of marketable equity securities .            293            --             1,379            --
     Interest income (expense), net ...............          1,082            (260)          1,915            (245)
                                                      ------------    ------------    ------------    ------------
          Total nonoperating income, net ..........          1,375            (260)          3,294            (245)
                                                      ------------    ------------    ------------    ------------
          Net loss before income tax benefit ......        (36,717)        (17,954)        (71,405)        (26,234)
Income tax benefit ................................         11,634            --            23,550            --
                                                      ------------    ------------    ------------    ------------
          Net loss ................................   $    (25,083)   $    (17,954)   $    (47,855)   $    (26,234)
                                                      ============    ============    ============    ============

Basic and diluted net loss per share ..............   $      (0.45)   $      (3.67)   $      (0.86)   $      (5.50)
                                                      ============    ============    ============    ============
Weighted average shares outstanding used to
     compute basic and diluted net loss per share .     56,221,302       4,890,250      55,487,522       4,768,405
                                                      ============    ============    ============    ============

Pro forma basic and diluted net loss per share ....                   $      (0.80)                   $      (1.32)
                                                                      ============                    ============

Weighted average shares outstanding used to compute
     pro forma basic and diluted net loss per share                     22,538,696                      19,868,479
                                                                      ============                    ============


              The accompanying notes are an integral part of these
                   unaudited interim consolidated statements.

                              NETWORK COMMERCE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         ======================
                                                                                           For the Six Month
                                                                                          Period Ended June 30,
                                                                                         ----------------------
                                                                                            2000         1999
                                                                                         ---------    ---------
Operating activities:
      Net loss .......................................................................   $ (47,855)   $ (26,234)
      Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization ...............................................      36,910        2,707
         Deferred income tax benefit .................................................     (23,550)        --
         Non-cash consideration received .............................................      (2,141)        --
         Amortization of deferred compensation .......................................       3,142        1,356
         Operating expenses paid in stock and warrants ...............................        --          1,214
         Changes in operating assets and liabilities, excluding effects of acquired businesses-
              Accounts receivable, net ...............................................      (9,799)        (756)
              Prepaid expenses and other assets ......................................      (4,978)      (1,220)
              Unbilled services and customer deposits ................................      (1,573)         249
              Accounts payable and accrued liabilities ...............................       5,110        4,164
              Deferred revenue .......................................................       1,004         (300)
                                                                                         ---------    ---------
              Net cash used in operating activities ..................................     (43,730)     (18,820)
                                                                                         ---------    ---------
Investing activities:
      Purchases of short-term investments ............................................    (109,317)         (54)
      Sales of short-term investments ................................................      84,871         --
      Sales of marketable equity securities ..........................................         103         --
      Purchases of property and equipment ............................................     (12,846)      (5,262)
      Investments in equity and debt securities and other assets .....................     (14,327)        (784)
      Acquisition of businesses, net of cash acquired of $392 in 2000 and $640 in 1999     (17,691)      (3,950)
                                                                                         ---------    ---------
              Net cash used in investing activities ..................................     (69,207)     (10,050)
                                                                                         ---------    ---------
Financing activities:
      Borrowings on line of credit, net of loan fees paid ............................       6,011          999
      Payments on line of credit .....................................................        --           (238)
      Proceeds from debt financing ...................................................        --         10,632
      Payments on long-term debt .....................................................      (5,953)        (579)
      Proceeds from sales of preferred stock .........................................        --         14,400
      Proceeds from sale of common stock .............................................     110,424           77
                                                                                         ---------    ---------
              Net cash provided by financing activities ..............................     110,482       25,291
                                                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents .................................      (2,455)      (3,579)
Cash and cash equivalents at beginning of period .....................................      10,660        9,820
                                                                                         ---------    ---------
Cash and cash equivalents at end of period ...........................................   $   8,205    $   6,241
                                                                                         =========    =========
Supplementary disclosure of cash flow information:
      Cash paid during the period for interest .......................................   $     799    $     185
                                                                                         =========    =========
      Cash paid during the period for income taxes ...................................   $    --      $    --
                                                                                         =========    =========
      Non-cash investing and financing activities:
         Common stock, options and warrants issued and liabilities assumed
              as part of business and technology acquisitions ........................   $ 118,255    $  11,560
                                                                                         =========    =========


                 The accompanying notes are an integral part of
                these unaudited interim consolidated statements.

                              NETWORK COMMERCE INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION AND BACKGROUND:

THE COMPANY

Network Commerce Inc. (the Company), a Washington corporation, provides end-to-end technology and services that enable businesses, merchants, Internet sites and wireless networks to engage in e-commerce. The Company's end-to-end commerce solution consists of proprietary e-commerce technology platforms, mobile commerce technology, commerce network systems, proprietary transaction processing technology, hosting and professional services. The Company maintains an on-line marketplace, referred to as the Network Commerce Consumer Network, which aggregates merchants and shoppers over a distributed network of web sites. The Company also maintains a business-to-business portal and marketplace, known as the Network Commerce Business Network, which is designed to enable businesses to engage in online transactions with other businesses. On May 17, 2000, the Company changed its name from ShopNow.com Inc. to Network Commerce Inc.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

UNAUDITED INTERIM FINANCIAL DATA

The interim consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 1999 Form 10-K as filed with the Securities and Exchange Commission on February 10, 2000. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three- and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

REVENUE RECOGNITION

The Company derives substantially all of its revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

Revenues from the Network Commerce Consumer Network, which is a network of proprietary and affiliated web sites including www.shopnow.com and licensed affiliate sites, the BottomDollar Network (including www.bottomdollar.com and licensed affiliate sites), www.speedyclick.com and www.chaseshop.com are generated primarily from the sale of on-line e-mail marketing and registrations, leads and orders, banner advertising and merchandising to merchants. Revenues from these agreements are recognized as the media are delivered to the merchants over the term of the agreements, which typically range from one to four months. Where billings exceed revenues earned on these agreements, the amounts are included in the accompanying consolidated balance sheets as deferred revenue. In certain circumstances, such as with ChaseShop (www.chaseshop.com), the Company offers products directly to shoppers. In these instances where the Company acts as merchant-of-record, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product. Revenues generated from the Company's ceased BuySoftware.com business are included in the accompanying June 30, 1999 interim consolidated statements of operations, as management did not cease operations of BuySoftware.com until June 1999.

Revenues from the Network Commerce Business Network, which is a network of proprietary and affiliated web sites, including www.b2bnow.com, www.freemerchant.com and www.ubarter.com, are derived primarily from providing services, transaction processing, advertising and technology licensing to businesses. Since the acquisition of Ubarter.com on June 2, 2000 (see Note 4), the Company also recognizes revenues from transaction fees earned from member businesses that transact over the Ubarter exchange system as well as from products sold by Ubarter.com to other member merchants of the Ubarter exchange system. Revenues from services are generated principally through development fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. The Company recognizes revenues from development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to five months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. The Company bears full credit risk with respect to these sales. Anticipated losses on these contracts are recorded when identified. To date, losses have not been significant. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, are recognized in the period in which the revisions are determined. Unbilled services typically represent amounts earned under the Company's contracts not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceed revenues earned on contracts, the amounts are included in the accompanying consolidated balance sheets as customer deposits, as the amounts typically relate to ancillary services, whereby the Company is acting in an agency capacity. Fee revenue from ancillary services provided by the services division is recognized upon completion of the related job by the applicable third party vendor.

Revenues are also generated from fees paid to the Company by businesses and merchants that license the Company's transaction processing and fraud prevention technologies and on-line payment gateways, as well as other e-commerce enabling technologies. Revenues include licensing fees, per-transaction fees and in certain cases monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Where billings exceed revenues earned on these contracts, the amounts are included in the accompanying consolidated balance sheets as deferred revenue. Businesses and merchants that utilize the Company's payment processing technologies act as the merchant-of-record and bear the full credit risk on those sales of goods and services. Revenues from b2bNow.com are generated primarily from the sales of advertising and merchandising products and services similar to those sold on the Network Commerce Consumer Network.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's income tax benefit of $11.6 million and $23.6 million recognized for the three- and six-month periods ended June 30, 2000, respectively, are the result of changes in the Company's deferred tax accounts, which have principally been created as a result of the Company's recent business acquisitions and from the Company's generation of net operating losses.

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

NOTE 3. COMPREHENSIVE LOSS:

The following table represents the Company's comprehensive loss for the three- and six-month periods ended June 30, 2000 and 1999:




                                                                   =======================    =========================
                                                                     For the Three Month          For the Six Month
                                                                    Period Ended June 30,       Period Ended June 30,
                                                                  ------------------------    ------------------------
                                                                     2000          1999          2000          1999
                                                                  ----------    ----------    ----------    ----------
                                                                      (in thousands)               (in thousands)
Net loss before income tax benefit ............................   $  (36,717)   $  (17,954)   $  (71,405)   $  (26,234)
                                                                  ----------    ----------    ----------    ----------
Other comprehensive loss, before taxes:
     Unrealized loss on marketable equity securities ..........      (12,108)       (4,508)      (21,984)       (4,508)
     Reclassification adjustment for gains included in net loss          (80)         --          (1,166)         --
                                                                  ----------    ----------    ----------    ----------
     Total other comprehensive loss ...........................      (12,188)       (4,508)      (23,150)       (4,508)
                                                                  ----------    ----------    ----------    ----------
Comprehensive loss before income tax benefit ..................   $  (48,905)   $  (22,462)   $  (94,555)   $  (30,742)
                                                                  ==========    ==========    ==========    ==========


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

On November 12, 1999, the Company acquired SpeedyClick, Corp. (SpeedyClick), a California corporation, for $55.6 million of cash, common stock and common stock options. SpeedyClick, a privately held company, maintains an Internet web site that focuses on entertainment, commerce and interactivity. Upon effectiveness of the acquisition, a total of 3,799,237 shares of common stock valued at $13.31 per share were issued to the owners of SpeedyClick. Options to purchase SpeedyClick common stock were assumed by the Company and converted into 157,527 options to purchase the Company's common stock. The Company also paid cash consideration of $3.0 million to the owners of SpeedyClick. The Company accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets are being amortized over a three-year life.

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

On April 11, 2000, the Company acquired Freemerchant.com, Inc. (Freemerchant), a Delaware corporation, for approximately $38.1 million, of which $2.0 million was paid in cash, $10.0 million in non-cash deferred tax liabilities assumed, $0.5 million of debt assumed and $25.6 million in common stock and common stock options issued to Freemerchant shareholders. Freemerchant, a privately held company, has developed on-line store-builder technology for small- to medium-sized merchants that seek a low-cost entry point to e-commerce, as well as providing hosting services to those merchants. Upon effectiveness of the acquisition, a total of 2,573,723 shares of common stock, valued at $8.80 per share, were issued to the shareholders of Freemerchant. In addition, the Company issued options to purchase 293,596 shares of common stock to certain Freemerchant shareholders and employees. The Company accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. All intangible assets are expected to be amortized over a three-year estimated useful life.

On June 2, 2000, the Company effected its acquisition of Ubarter.com Inc (Ubarter), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, of which $875,000 was paid in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 of net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and the Company, and $40.8 million in common stock and common stock warrants issued to Ubarter shareholders and creditors. Ubarter, a publicly traded company, is a business-to-business e-commerce enterprise which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. Upon effectiveness of the acquisition, a total of 2,682,871 shares of common stock were issued to the shareholders and creditors of Ubarter. In addition, the Company issued warrants to purchase 51,842 shares of common stock to certain Ubarter shareholders, employees and creditors. The Company accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. All intangible assets have a three-year estimated useful life.

UNAUDITED PRO FORMA COMBINED RESULTS

The following summarizes the unaudited pro forma results of the Company's operations for the six-month periods ended June 30, 2000 and 1999 as if the GO, CardSecure, SpeedyClick, Cortix, WebCentric, Pronet, AXC, Freemerchant and Ubarter transactions occurred as of January 1, 1999. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.



                                       ======================
                                         For the Six Month
                                        Period Ended June 30,
                                       ----------------------
                                          2000         1999
                                       ---------    ---------
                                       (in thousands, except
                                           share amounts)
Revenues ...........................   $  50,102    $  21,500
Net loss before taxes ..............    (119,448)     (72,116)
Net loss per share before taxes ....       (2.13)       (3.83)


5. INVESTMENTS IN MARKETABLE EQUITY SECURITIES:

At June 30, 2000, the Company held 476,410 shares of 24/7 Media and 45,124 shares of FreeShop.com Inc., both of which are publicly traded companies subject to the reporting requirements of the Securities and Exchange Commission. The Company classifies these investments as available for sale and are stated at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available for sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Fair value is based on quoted market prices.

6. DEBT OBLIGATIONS:

In March 1999, the Company entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow the Company to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million ($1.0 million until the bridge loan is repaid). The line of credit bears interest at the financial institution's base rate plus 2% and was amended in January 2000 to expire on June 30, 2001. The outstanding credit line balance was $0 as of June 30, 2000. The term loan bears interest at 12%, is secured by substantially all assets of the Company and matures in March 2002. The term loan balance was $2.5 million as of June 30, 2000. The bridge loan bore interest at 12% and was repaid in October 1999, as discussed in Note 1.

On May 19, 2000, the Company entered into credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. The credit agreement is secured by substantially all of the Company's assets and had an outstanding balance of $6.1 million at June 30, 2000. The outstanding commitments bear interest at an annual rate equal to the prime lending rate plus one and one-half percent. Outstanding commitments under the agreement are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003. The credit agreement requires the Company to maintain certain financial ratios and places limitations on certain financing and investing activities. The credit agreement also contains other customary conditions and events of default that, in the event of noncompliance by the Company, would prevent any further borrowings and would generally require the repayment of any outstanding commitments under the credit agreement.

7. SEGMENT INFORMATION:

The following table represents the Company's segment information for the three- and six-month periods ended June 30, 2000 and 1999:



                                                      =========================================================
                                                          For the Three Month             For the Six Month
                                                         Period Ended June 30,          Period Ended June 30,
                                                      ---------------------------   ---------------------------
                                                          2000           1999           2000           1999
                                                      ------------   ------------   ------------   ------------
                                                                            (in thousands)
Revenues from unaffiliated customers:

    Consumer Network ..............................   $     15,691   $      1,539   $     26,329   $      1,883
    Business Network ..............................          5,811           --            9,154           --
    Services ......................................          5,419          2,446         10,120          4,176
    BuySoftware.com ...............................           --            4,429           --            9,923
                                                      ------------   ------------   ------------   ------------
         Total revenues from unaffiliated customers         26,921          8,414         45,603         15,982
                                                      ------------   ------------   ------------   ------------
Cost of revenues:
    Consumer Network ..............................          8,574            721         15,736          1,024
    Business Network ..............................          1,305           --            1,424           --
    Services ......................................          2,960          1,517          6,072          2,469
    BuySoftware.com ...............................           --            5,305           --           11,190
                                                      ------------   ------------   ------------   ------------
         Total cost of revenues ...................         12,839          7,543         23,232         14,683
                                                      ------------   ------------   ------------   ------------
         Gross profit .............................   $     14,082   $        871   $     22,371   $      1,299
                                                      ============   ============   ============   ============


The Company does not track assets by operating segments. Consequently is it not practicable to show assets by operating segments.

8. RELATED PARTY TRANSACTIONS:

During the six-month period ended June 30, 2000, the Company purchased approximately $1.8 million in marketing and advertising services from 24/7 Media, a significant shareholder of the Company. Also during the same period ended June 30, 2000, the Company recognized approximately $1.3 million in licensing revenues from PrivaSeek, Inc., in which the Company also owns a minority interest.

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

OVERVIEW

We provide end-to-end technology and services that enable businesses, merchants, Internet sites and wireless networks to engage in e-commerce. Our end-to-end commerce solution consists of proprietary e-commerce technology platforms, mobile commerce technology, commerce network systems, proprietary transaction processing technology, hosting and professional services. We maintain an on-line marketplace, referred to as the Network Commerce Consumer Network, which aggregates merchants and shoppers over a distributed network of web sites. We also maintain a business-to-business portal and marketplace, known as the Network Commerce Business Network, which is designed to enable businesses to engage in online transactions with other businesses.

We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In May 1997, we launched BuySoftware.com, an online computer products store. During 1998, we completed three acquisitions, including the acquisition of Media Assets, Inc., a direct marketing company, launched ShopNow.com and began offering merchants e-commerce enabling products and services. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. In June 1999, we ceased operation of BuySoftware.com because we determined it was inconsistent with our evolving strategy. In May 2000, we changed our name to Network Commerce Inc. We consummated two acquisitions in the second quarter of 1999, three in the fourth quarter of 1999, two in the first quarter of 2000 and two in the second quarter of 2000.

We derive substantially all of our revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

Revenues from the Network Commerce Consumer Network, which is a network of proprietary and affiliated web sites including www.shopnow.com and licensed affiliates, the BottomDollar Network (including www.bottomdollar.com and licensed affiliate sites), www.speedyclick.com and www.chaseshop.com are generated primarily from the sale of on-line e-mail marketing and registrations, leads and orders, banner advertising and merchandising to merchants. Revenues from these agreements are recognized as the media are delivered to the merchants over the term of the agreements, which typically range from one to four months. In certain circumstances, such as with ChaseShop (www.chaseshop.com), we offer products directly to shoppers. In these instances where we act as merchant-of-record, we record as revenue the full sales price of the product sold and record the full cost of the product to us as cost of revenues, upon shipment of the product. Revenues generated from our ceased BuySoftware.com business are included in our June 30, 1999 operations, as management did not cease operations of BuySoftware.com until June 1999.

Revenues from the Network Commerce Business Network, which is a network of proprietary and affiliated web sites, including www.b2bnow.com, www.freemerchant.com and www.ubarter.com, are derived primarily from providing services, transaction processing, advertising and technology licensing to businesses. Since the acquisition of Ubarter.com on June 2, 2000, we also generate revenues from transaction fees earned from member businesses that transact over the Ubarter exchange system as well as from products sold by Ubarter.com to other member merchants of the Ubarter exchange system. Revenues from services are generated principally through development fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. We recognize revenues from development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to five months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. We bear full credit risk with respect to these sales. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance.

Revenues are also generated from fees paid to us by businesses and merchants that license our transaction processing and fraud prevention technologies and on-line payment gateways, as well as other e-commerce enabling technologies. Revenues include licensing fees, per-transaction fees and in certain cases monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Businesses and merchants that utilize our payment processing technologies act as the merchant-of-record and bear the full credit risk on those sales of goods and services. Revenues from b2bNow.com are generated primarily from the sales of advertising and merchandising products and services similar to those sold on the Network Commerce Consumer Network.

Cost of revenues generated from the Network Commerce Consumer Network include the portion of our Internet telecommunications connections that are directly attributable to traffic on the Network Commerce Consumer Network and the direct labor costs incurred in maintaining and enhancing our network infrastructure. In order to fulfill our obligations under our registrations, lead and order delivery advertising programs, we occasionally purchase consumer traffic from third party networks by placing on their web sites advertisements that, when clicked on by a visitor, send the visitor to the Network Commerce Consumer Network. Any shopping traffic that we purchase from a third party that is used to fulfill these obligations is included as cost of revenues. Cost of revenues on the products that we sell as merchant-of-record includes the cost of the product, credit card fees and shipping costs. Cost of revenues generated from providing services includes all direct labor costs incurred in connection with the provision of services, as well as fees charged by third-party vendors that have directly contributed to the design, development and implementation of our services. Cost of revenues generated from licensing e-commerce-enabling technologies and from our proprietary business-to-business portal consists primarily of telecommunications costs and direct labor costs incurred in maintaining and enhancing our network infrastructure.

FINANCIAL DATA

The following table presents selected operating data for the Network Commerce Consumer and Business Networks. This information should be read in conjunction with the other information presented in Management's Discussion and Analysis of Financial Condition and Results of Operations. The operating data presented below for any quarter are not necessarily indicative of data for any future period.


                                                                             ===================================
                                                                             June 30,   March 31,   December 31,
                                                                              2000        2000         1999
                                                                             --------   ---------   ------------
Number of premier merchants listed on the Network Commerce Consumer
      Network (1) ..................................................              125          97             68
Average revenue per premier merchant per month .....................         $ 71,736   $  47,504   $     34,991
Number of businesses listed on the Network Commerce Business Network
      (2) ..........................................................          899,000     610,000           --
Number of businesses utilizing our technology platforms ............          115,000      19,700         18,300


(1) Premier merchants include those merchants that contribute greater than $10,000 of revenue per month to the Network Commerce Consumer Network.

(2) Represents the number of businesses listed in the Network Commerce Business Network directory as of the last day of the applicable quarter. The Network Commerce Business Network launched in January 2000.

RESULTS OF OPERATIONS

REVENUES. Total revenues for the three- and six-month periods ended June 30, 2000 were $26.9 million and $45.6 million, respectively. Revenues for the comparable periods in 1999 were $8.4 million and $16.0 million, respectively. The increase was due primarily to the expansion of our networks and increased demand for our services. We continued to experience growth in our business and merchant listings, consumer traffic and affiliate and syndication shopping sites, which resulted in increased fees from licensing, transaction processing, business services, online direct marketing and advertising, exclusive of BuySoftware.com. The BuySoftware.com portion of revenues for the six-month period ended June 30, 1999 was $9.9 million.

COST OF REVENUES. The cost of revenues for the three- and six-month periods ended June 30, 2000 were $12.8 million and $23.2 million, respectively. Total costs of revenues for the comparable periods in 1999 were $7.5 million and $14.7 million, respectively. The increase in our cost of revenues was directly attributable to the increase in revenues during the same period from the Network Commerce Consumer Network and the Network Commerce Business Network. The BuySoftware.com portion of cost of revenues for the six-month period ended June 30, 1999 was $11.2 million.

GROSS PROFIT. Gross profit for the three- and six-month periods ended June 30, 2000 were $14.1 million and $22.4 million, respectively. Gross profit for the comparable periods in 1999 were $871,000 and $1.3 million, respectively. As a percent of revenues, our gross profits were 52.3% and 49.1%, respectively, compared to 10.4% and 8.1% for the comparable periods in 1999. This increase in gross profit percentage was due primarily to the increase in higher-margin revenues during 2000, while decreasing our concentration of revenues from product sales to shoppers, which historically has contributed only flat or negative gross profits. While we expect to continue to increase our gross profits both in absolute dollars and as a percentage of revenues, we do not expect that the rate of growth achieved historically will continue.

SALES AND MARKETING. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the three- and six-month periods ended June 30, 2000 were $24.0 million and $46.1 million, respectively. Sales and marketing expenses for the comparable periods in 1999 were $12.8 million and $18.3 million, respectively. The increase was due primarily to increased spending as a result of our expansion of the Network Commerce Consumer Network and our launch and expansion of the Network Commerce Business Network, both of which resulted in additional personnel and nationwide television, print, radio and on-line advertisements. We anticipate continued growth in our sales and marketing expenses during the remainder of 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the three- and six-month periods ended June 30, 2000 were $3.4 million and $6.6 million, respectively. General and administrative expenses for the comparable periods in 1999 were $1.5 million and $2.5 million, respectively. The increase was due primarily to an increase in personnel from internal growth and acquisitions. We anticipate continued growth in our general and administrative expenses during the remainder of 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the three- and six-month periods ended June 30, 2000 were $5.2 million and $9.4 million, respectively. Research and development costs for the comparable periods in 1999 were $1.3 million and $2.9 million, respectively. The increase was due primarily to the development and enhancement of our technology platform, as well as to an increase in technology personnel. These employees focus on developing our technology platform as well as building the overall infrastructure that supports the Network Commerce Consumer Network and the Network Commerce Business Network. We anticipate continued growth in our research and development expenses during the remainder of 2000.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three- and six-month periods ended June 30, 2000 was $18.3 million and $31.8 million, respectively. Amortization of intangible assets for the comparable periods in 1999 was $1.1 million and $1.6 million, respectively. This increase was due primarily to the increase in intangible assets and related amortization expenses from business acquisitions completed during the last quarter of 1999 and the first half 2000, including the acquisitions of SpeedyClick, Corp., Cortix, Inc., WebCentric, Inc., Pronet Enterprises Ltd., AXC Corporation, Freemerchant.com Inc. and Ubarter.com Inc. Intangible assets acquired in business combinations are amortized over a three-year period.

STOCK-BASED COMPENSATION. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Stock-based compensation expense for the three- and six-month periods ended June 30, 2000 was $1.3 million and $3.1 million. Stock-based compensation in comparable periods for 1999 was $1.8 million and $2.0 million. The amount of deferred compensation resulting from these grants are generally amortized over a one- to three-year vesting period.

GAIN ON SALE OF MARKETABLE EQUITY SECURITIES. Gain on sale of marketable equity securities for the three- and six-month periods ended June 30, 2000 was $293,000 and $1.4 million, respectively. We did not liquidate any of our marketable equity securities during the three- or six-month periods ended June 30, 1999.

INTEREST INCOME, NET. Interest income, net consists primarily of the combination of interest income earned on our cash and cash equivalents and short-term investments as well as interest expense incurred on our outstanding debt obligations. Interest income, net for the three- and six-month periods ended June 30, 2000 was $1.1 million and $1.9 million, respectively. Interest expense, net for the comparable periods in 1999 was $260,000 and $245,000, respectively. Interest income, net increased due to the increase in our cash and cash equivalents and short-term investments realized from completion of our initial and supplemental public offerings of common stock.

INCOME TAX BENEFIT. The income tax benefit resulted principally from reductions of deferred tax liabilities created as a result of business combinations. Income tax benefit for the three- and six-month periods ended June 30, 2000 was $11.6 million and $23.6 million, respectively. We did not realize any income tax benefits during the three- or six-month periods ended June 30, 1999. If we continue to consummate additional business combinations that result in the recognition of deferred taxes, we may incur additional tax deferred tax benefits. We have not paid nor have we received refunds for federal income taxes and we do not expect to pay income taxes or receive income tax refunds in the foreseeable future.

NET LOSS. Net loss for the three- and six-month periods ended June 30, 2000 was $25.1 million and $47.9 million, respectively. Net loss for the comparable periods in 1999 was $18.0 and $26.2 million, respectively. This increase was due primarily to an increase in our operating expenses, most significantly sales and marketing expenses and amortization of intangible assets, partially offset by our increase in gross profit and income tax benefit during the same periods. We expect to incur additional net losses in 2000.

NET OPERATING LOSS CARRYFORWARDS

As of June 30, 2000, we had net operating loss carryforwards of approximately $119.7 million. If not used, the net operating loss carryforwards will expire at various dates beginning in 2012. The Tax Reform Act of 1986 imposes restrictions on the use of net operating losses and tax credits in the event that there has been an ownership change, as defined, of a corporation since the periods in which the net operating losses were incurred. Our ability to use net operating losses incurred prior to July 1999 is limited to approximately $14.3 million per year due to sales of Series D and Series E convertible preferred stock to third parties in April 1998 and the sale of Series I convertible preferred stock to Chase Manhattan Bank in July 1999, which resulted in ownership changes. Our deferred tax assets are recognizable only to the extent that they are offset by deferred tax liabilities. To the extend that our deferred tax assets exceed our deferred tax liabilities in the future, valuation allowances may be recorded against our deferred tax assets. In concluding that valuation allowances may be required, management considers such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have experienced net losses and negative cash flows from operations. As of June 30, 2000, we had an accumulated deficit of $153.2 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through June 30, 2000, our aggregate net proceeds have been $271.9 million from issuing equity securities and $27.8 million from issuing debt securities. As of June 30, 2000, we had $84.9 million in cash, cash equivalents and short-term investments.

Net cash used in operating activities was $43.7 million for the six-month period ended June 30, 2000, compared to $18.8 million for the same period in 1999. The increase was due primarily to the increase in our net loss for the six-month period ended June 30, 2000 of $47.9 million compared to $26.2 million for the same period ended 1999, the increase in depreciation and amortization of $36.9 million for the six month period ended June 30, 2000 compared to $2.7 million in the comparable period in 1999, and the deferred income tax benefit of $23.6 in the six month period ended June 30, 2000 compared to none in the comparable period in 1999.

Net cash used in investing activities was $69.2 million for the six-month period ended June 30, 2000, compared to $10.1 million for the same period in 1999. The increase was due primarily to the net increase in purchases of short-term investments of $24.4 million for the six-month period ended June 30, 2000, compared to $54,000 for the same period in 1999, the increase in purchases of property and equipment of $12.8 million for the six-month period ended June 30, 2000, compared to $5.3 million for the same period in 1999, the increase in investments in equity securities and other assets of $14.3 million for the six-month period ended June 30, 2000, compared to $784,000 for the same period in 1999, and the increase in acquisition of businesses of $17.7 million for the six-month period ended June 30, 2000, compared to $4.0 for the same period in 1999.

Net cash provided by financing activities was $110.5 million for the six-month period ended June 30, 2000, compared to $25.3 million for the same period in 1999. The increase was due primarily to the closing of our public offering on February 18, 2000 of 7,913,607 shares of common stock at $14.50 per share, which resulted in proceeds to us net of underwriters' fees and commissions of $108.7 million. Offering costs incurred by the Company were approximately $700,000.

In March 1999, we entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million ($1.0 million until the bridge loan is repaid). The line of credit bears interest at the financial institution's base rate plus 2% and was amended in January 2000 to expire on June 30, 2001. The outstanding credit line balance was $0 as of June 30, 2000. The term loan bears interest at 12%, is secured by substantially all of our assets and matures in March 2002. The term loan balance was $2.5 million as of June 30, 2000. The bridge loan bore interest at 12% and was repaid in October 1999 after the closing of our initial public offering.

On May 19, 2000, we entered into credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. The credit agreement is secured by substantially all of our assets and had an outstanding balance of $6.1 million at June 30, 2000. The outstanding commitments bear interest at an annual rate equal to the prime lending rate plus one and one-half percent. Outstanding commitments under the agreement are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003. The credit agreement requires us to maintain certain financial ratios and places limitations on certain financing and investing activities. The credit agreement also contains other customary conditions and events of default that, in the event of noncompliance by us, would prevent any further borrowings and would generally require the repayment of any outstanding commitments under the credit agreement.

Our capital requirements depend on numerous factors, including the rate of expansion of the Network Commerce Consumer Network and the Network Commerce Business Network, the investments we make in our technology platforms and in future technologies, the number of acquisitions that are completed and the composition of the consideration paid between cash, debt and stock, and the resources we devote to expansion of our sales, marketing and branding efforts. We have also entered into agreements with Chase Manhattan Bank and 24/7 Media that require us to make aggregate advertising and marketing expenditures of approximately $5.0 million in 2000, decreasing annually to $250,000 in 2002. We believe that existing cash balances and cash generated from operations, together with the net proceeds from our public offerings and the future sale of marketable equity securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the next 18 months. After that time, we may be required to raise additional financing. We cannot be sure that the assumed levels of revenues and expenses underlying our anticipated cash needs will prove to be accurate. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We cannot be sure that financing will be available in amounts or on terms acceptable to us, or even available at all.

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

SEASONALITY

We believe that our advertising and merchandising revenues on the Network Commerce Consumer Network and the Network Commerce Business Network are subject to seasonality changes as retail transactions and advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. In addition, Internet usage typically declines during the summer and certain holiday periods. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry and in the usage of, and transactions on, our web sites and those of our merchants. Seasonal and cyclical patterns in online transactions and advertising would affect our revenues. Those patterns may also develop on our web sites. Given the early stage of the development of the Internet and our company, however, we cannot predict to what extent, if at all, our operations will prove to be seasonal.

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

RISKS RELATED TO OUR BUSINESS

OUR RAPID GROWTH AND EVOLUTION MAY MAKE IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

We were incorporated in January 1994 and operated initially as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In August 1998, we launched our first online marketplace, ShopNow.com. In recent months, particularly with the launch of the Network Commerce Business Network, we have increasingly focused on developing and providing products and services to enable businesses to conduct online commerce. The recent shifts in our business focus may make it difficult for you to evaluate our business and prospects. You should also consider the risks, expenses and difficulties that we may encounter as a young company in a rapidly evolving market.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES

We incurred net losses of $47.9 million for the six-month period ended June 30, 2000 and $26.2 million for the six-month period ended June 30, 1999. At June 30, 2000, we had an accumulated deficit of $153.2 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development and expect to continue to do so in the future. As a result, we must generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. In addition, we may incur substantial expenses in connection with future acquisitions.

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

ACQUISITIONS INVOLVE A NUMBER OF RISKS

We actively seek to identify and acquire companies with attributes complementary to our e-commerce products and services. Since December 31, 1999, we have acquired four companies.

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

     - increase the number of businesses and merchants using our e-commerce products and services and online marketplaces; and

     - continue to increase the attractiveness of the Network Commerce Consumer Network to shoppers.

IF WE DO NOT INCREASE BRAND AWARENESS OUR SALES MAY SUFFER

Due in part to the emerging nature of the markets for e-commerce enabling products and services and online marketplaces, together with the substantial resources available to many of our competitors, our opportunity to achieve and maintain a significant market share may be limited. Developing and maintaining awareness of the ShopNow.com, b2bNow.com, Freemerchant.com, SpeedyClick.com, Ubarter.com and BottomDollar brand names is critical in achieving widespread acceptance of our e-commerce enabling products and services and our online marketplaces. We launched the Network Commerce Consumer Network in August 1998 and we have only recently begun to expand our business-to-business initiatives designed to enable businesses to maximize their e-commerce opportunities. The importance of brand recognition will increase as competition in our markets increases. Successfully promoting and positioning our brands will depend largely on the effectiveness of our marketing and sales efforts and our ability to develop reliable and useful products and services at competitive prices. If our planned marketing and sales efforts are ineffective, we may need to increase our financial commitment to creating and maintaining brand awareness among businesses, merchants and shoppers, which could divert financial and management resources from other aspects of our business, or cause our operating expenses to increase disproportionately to our revenues. This could cause our business and operating results to suffer.

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

IF WE FAIL TO MAINTAIN OUR STRATEGIC BUSINESS RELATIONSHIPS AND ENTER INTO NEW RELATIONSHIPS OUR BUSINESS WILL SUFFER

An important element of our strategy involves entering into business relationships with other companies. Our success is dependent on maintaining our current contractual relationships and developing new strategic relationships. These contractual relationships typically involve joint marketing, licensing or promotional arrangements. For example, we have entered into a licensing and co-marketing agreement with Chase Manhattan Bank, a cross promotion agreement with 24/7 Media and a software license agreement with HNC Software. Although these relationships are an important factor in our strategy because they enable us to enhance our product and service offerings, the parties with which we contract may not view their relationships with us as significant to their own businesses. To date, we have not derived material revenue from these relationships, and some of these relationships impose substantial obligations on us. It is not certain that the benefits to us will outweigh our obligations. For example, our relationship with 24/7 Media requires us to refer to them any business that would benefit from the advertising services offered by 24/7 Media and makes 24/7 Media the only third party authorized to sell advertising on our web site. Several of our significant business arrangements do not establish minimum performance requirements but instead rely on contractual best efforts obligations of the parties with which we contract. In addition, either party with little notice may terminate most of these relationships. Accordingly, in order to maintain our strategic business relationships we will need to meet our partners' specific business objectives, including incremental revenue, brand awareness and implementation of specific e-commerce applications. If our strategic business relationships are discontinued for any reason, or if we are unsuccessful in entering into new relationships in the future, our business and results of operations may be harmed.

IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID GROWTH OF OUR OPERATIONS OUR BUSINESS WILL SUFFER

Our ability to successfully offer e-commerce enabling products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are increasing the scope of our operations domestically and internationally, and we have recently increased our headcount substantially. From December 31, 1997 to June 30, 2000, our total number of employees increased from less than 50 to approximately 620. This growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to expand any of the foregoing areas efficiently and effectively could cause our business to suffer.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL FOR SUCCESSFUL OPERATION OF OUR
BUSINESS

Our success depends on the skills, experience and performance of our senior management and other key personnel. Our key personnel include Dwayne Walker, our Chairman and Chief Executive Officer, Joe Arciniega, our President and Chief Operating Officer, Alan Koslow, our Chief Financial Officer, and Dr. Ganapathy Krishnan, our Chief Technology Officer. Each of these officers, other than Dr. Krishnan, has an employment agreement with Network Commerce Inc. Many of our executive officers have joined us within the past three years. If we do not quickly and efficiently integrate these new personnel into our management and culture, our business could suffer. Our business could also suffer if we do not retain our key personnel.

WE MUST HIRE ADDITIONAL PERSONNEL TO EXPAND OUR OPERATIONS

Our future success depends on our ability to identify, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, business development and administrative personnel. We intend to hire a significant number of personnel during the next year, and as of June 30, 2000 we had openings for 62 job positions. Competition for qualified personnel is intense, particularly in the technology and Internet markets. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer.

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

OUR COMPUTER SYSTEMS MAY BE VULNERABLE TO SYSTEM FAILURES

Our success depends on the performance, reliability and availability of the technology supporting our e-commerce products and services and our online marketplaces. Our revenues depend, in large part, on the number of businesses and merchants that use our products and services and the number of shoppers that access the Network Commerce Consumer Network. This depends, in part, upon our actual and perceived reliability and performance. Any inability to provide our products and services or any slowdown or stoppage of our online marketplaces could cause us to lose clients and therefore lose revenue. Substantially all of our computer and communications hardware is located at leased and third-party facilities in Seattle, Washington and Sterling, Virginia. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. Because we presently do not have fully redundant systems or a formal disaster recovery plan, a systems failure could adversely affect our business. Our computer systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which may lead to interruptions, delays, loss of data or inability to process online transactions for our clients. We may be required to expend considerable time and money to correct any system failure. If we are unable to fix a problem that arises, we may lose clients or be unable to conduct our business at all.

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

A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Foreign countries also may tax Internet transactions. The taxation of Internet-related activities could have the effect of imposing additional costs on companies, such as Network Commerce Inc., that conduct business over the Internet. This, in turn, could lead to increased prices for products and services, which could result in decreased demand for our solutions.

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

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of Network Commerce Inc. and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

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

A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of Network Commerce Inc.

The foregoing provisions of our charter documents and Washington law could have the effect of making it more difficult or more expensive for a third party to acquire, or could discourage a third party from attempting to acquire, control of Network Commerce Inc. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of June 30, 2000.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Between April 1, 2000 and June 30, 2000, we issued and sold unregistered securities as set forth below:

     - On April 11, 2000, pursuant to an Agreement and Plan of Merger among Network Commerce Inc., Venice Acquisition, Inc., Freemerchant.com, Inc. and Serge Wilson, the principal stockholder of Freemerchant.com, we acquired all of the equity securities of Freemerchant.com for approximately $2.0 million in cash, the issuance of 2,573,723 shares of common stock at $8.80 per share and the issuance of options to purchase 293,596 shares of common stock to certain employees of Freemerchant.com.

     - On May 19, 2000, in connection with the consummation of a credit agreement, we issued a term note for a $15 million or such lesser amount outstanding at any one time. As of June 30, 2000, the principal amount of the note was $6.1 million. The term note bears interest at an annual rate equal to the prime lending rate plus one and one-half percent. Principal and interest under the term note are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003.

     - On May 19, 2000, in connection with the execution of a credit agreement, we issued warrants to purchase 105,820 shares of common stock to Imperial Bank at an exercise price of $5.67 per share.

     - Effective as of June 2, 2000, in connection with the consummation of our acquisition of Ubarter.com, we issued 38,995 shares of common stock to Astra Ventures LLC at a per share price of $17.31.

     - On July 4, 2000, in connection with the consummation of our acquisition of Ubarter.com, we issued 50,000 shares of common stock to Commonwealth Associates L.P. at a per share price of $5.38.


No underwriters were engaged in connection with these issuances and sales. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Between April 1, 2000 and June 30, 2000, we issued 1,193,260 shares of common stock in conjunction with the exercise of options granted under our stock option plans. The options granted under the stock option plan were issued to our officers, employees and consultants at exercise prices ranging from $0.00 to $13.11. No options were granted outside of our stock option plans. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Rule 701 promulgated under the Securities Act of 1933. Where Rule 701 was not available, the securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

The Company's annual meeting of stockholders was held on May 22, 2000.

The following nominees were elected as directors, each to hold office until his or her successor is elected and qualified, by the vote set forth below:


                       NOMINEE                                      FOR                           WITHHELD
Jacob I. Friesel...................................              32,572,895                      1,743,009
Mark C. McClure....................................              32,456,391                      1,859,513
Mark H. Terbeek....................................              32,456,391                      1,859,513
Eytan J. Lombroso..................................              32,570,600                      1,745,304


The proposal to approve an amendment to the Company's Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan to increase the number of reserved shares from 8,000,000 shares to 10,500,000 shares and to qualify it for exemption under Section 162(m) of the Internal Revenue Code was approved by the vote set forth below:


                  FOR                                   AGAINST                                ABSTAIN
                  ---                                   -------                                -------
               28,333,898                               5,921,142                               60,864


ITEM 5: OTHER INFORMATION

Effective August 1, 2000, the Company changed its transfer agent and registrar of its common stock from Continental Stock Transfer and Trust to Wells Fargo Shareowner Services, a division of Wells Fargo Bank Minnesota, N.A. The address of Wells Fargo Shareowner Services is 161 North Concord Exchange Street; South St. Paul, Minn., 55075-1139. Representatives of Wells Fargo may be contacted at 877/840-0492; fax 651/450-4033.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 Amended and Restated Articles of Incorporation of the registrant, as amended.

     4.1 Credit Agreement, dated as of May 19, 2000, among Network Commerce Inc., the financial institutions named on the signature pages thereof, and Imperial Bank, as agent for such financial institutions.

     4.2  Form of Warrant, dated as of May 19, 2000, issued to Imperial Bank.

     10.1 Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan.

     10.2 Amended and Restated 1999 Nonofficer Employee Stock Option Plan.

     10.3 Offer of Amended Employment, dated as of May 15, 2000, for Joe E. Arciniega, Jr., as amended.

     10.4 Offer of Amended Employment, dated as of May 15, 2000, for Alan D. Koslow, as amended.

     27.1 Financial Data Schedule.

(b)  Reports on Form 8-K

     On May 22, 2000, we filed a Form 8-K, dated to announce that our corporate name had been changed from ShopNow.com Inc. to Network Commerce Inc.

     On June 16, 2000, we filed a Form 8-K, dated June 2, 2000, to announce the effectiveness of our acquisition of Ubarter.com Inc., pursuant to an Agreement and Plan of Merger dated as of January 20, 2000, as amended, among Network Commerce, Shamu Acquisition, Inc. and Ubarter.com.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NETWORK COMMERCE INC.



Date:  August 14, 2000
                                       By: /s/ Dwayne M. Walker
                                          -------------------------------------
                                          Dwayne M. Walker
                                          Chief Executive Officer

                                       By: /s/ Alan D. Koslow
                                          -------------------------------------
                                          Alan D. Koslow
                                          Chief Financial Officer