Form 10-Q/A
period 2000-03-31
NETWORK COMMERCE INC
filed 2000-10-18
CIK 1087879

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1
FORM 10-Q/A

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-26707

NETWORK COMMERCE INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1628103 (IRS Employer Identification No.)
411 1st Avenue South Suite 200 North Seattle, WA 98104 (Address of principal executive offices)

(206) 223-1996
(Registrant's telephone number, including area code)

ShopNow.com Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 29, 2000, there were 61,848,422 shares outstanding of the Registrant's common stock.

Network Commerce Inc.
Form 10-Q/A
Index

Page
PART I FINANCIAL INFORMATION
ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	3
SIGNATURES	21

EXPLANATORY NOTE

    The purpose of this Form 10-Q/A is to amend the registrant's Form 10-Q for the quarterly period ended March 31, 2000 to change the measuring time period of average revenue per premier merchant from per month to per quarter in the table appearing under "Financial Data" in Item 2 of Part I. No part of the Form 10-Q for the quarterly period ended March 31, 2000 previously filed with the SEC other than Item 2 of Part I is affected by this amendment.

    In accordance with Rule 12b-15 of the Exchange Act of 1934, this Amendment No. 1 sets forth the complete text to Item 2 of Part I of our form 10-Q for the quarter ended March 31, 2000, as amended.

PART I.  FINANCIAL INFORMATION

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

	March 31, 2000	December 31, 1999	September 30, 1999
Number of merchants listed on the ShopNow Network(1)	61,000	48,000	37,000
Number of premier merchants listed on the ShopNow Network(2)	97	68	32
Average revenue per premier merchant per quarter	$47,504	$34,991	$25,689
Number of businesses listed in the Business Commerce Network(3)	610,000	—	—
Number of development contracts(4)	8	5	4

(1)	Represents the number of merchants listed on the ShopNow Network as of the last day of the applicable quarter.
(2)	Premier merchants include those merchants that contribute greater than $10,000 of revenue per month to the ShopNow Network.
(3)	Represents the number of businesses listed in the Business Commerce Network directory as of the last day of the applicable quarter. The Business Commerce Network launched in January 2000.
(4)	Represents development contracts for our business customers where our total development fees from these contracts exceed $100,000.

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

    Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, such as:

•	declines in the number of businesses and merchants to which we provide our products and services;
•	the amount and timing of operating costs and expenditures relating to expansion of our operations; and
•	the mix of products and services that we sell.

    In addition, factors beyond our control may also cause our operating results to fluctuate, such as:

•	the announcement or introduction of new or enhanced products or services by our competitors; and
•	the pricing policies of our competitors.

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

    Acquisitions that we make may involve numerous risks, including:

•	diverting management's attention from other business concerns;
•	being unable to maintain uniform standards, controls, procedures and policies;
•	entering markets in which we have no direct prior experience;
•	improperly evaluating new services and technologies or otherwise being unable to fully exploit the anticipated opportunity; and
•	being unable to successfully integrate the acquired businesses, technologies and other assets.

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

    To successfully market and sell our e-commerce enabling products and services we must:

•	become recognized as a leading provider of end-to-end enabling solutions;
•	enhance existing products and services;
•	add new products and services;
•	complete projects on time;
•	increase the number of businesses and merchants using our e-commerce products and services and online marketplaces; and
•	continue to increase the attractiveness of the ShopNow marketplace to shoppers.

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

  We face significant competition

    The market for e-commerce enabling products and services and online marketplaces is highly competitive, and we expect competition to intensify in the future. Barriers to entry are not significant. Our failure to compete effectively could result in the following:

•	fewer businesses and merchants relying upon our enabling solutions;
•	the obsolescence of the technology underlying our products and services;
•	fewer businesses and merchants listed in our directories;
•	a decrease in shopper traffic on our web sites; and
•	a reduction in the prices of or profits on our products and services.

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

    Many of our competitors and potential competitors have substantial competitive advantages as compared to us, including:

•	larger customer or user bases;
•	the ability to offer a wider array of e-commerce products and solutions;
•	greater name recognition and larger marketing budgets and resources;
•	substantially greater financial, technical and other resources;
•	the ability to offer additional content and other personalization features; and
•	larger production and technical staffs.

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

  Our international operations involve risks

    We are subject to risks specific to Internet-based companies in foreign markets. These risks include:

•	delays in the development of the Internet as a commerce medium in international markets;
•	restrictions on the export of encryption technology; and
•	increased risk of piracy and limits on our ability to enforce our intellectual property rights.

  We may require additional funding to successfully operate and grow our business

    Although we believe that our cash reserves and cash flows from operations will be adequate to fund our operations for at least the next twelve months, these resources may be inadequate. Consequently, we may require additional funds during or after this period. Additional financing may not be available on favorable terms or at all. If we raise additional funds by selling stock, the percentage ownership of our then current shareholders will be reduced. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our future capital requirements depend upon many factors, including, but not limited to:

•	the rate at which we expand our sales and marketing operations and our product and service offerings;
•	the extent to which we develop and upgrade our technology and data network infrastructure; and
•	the occurrence, timing, size and success of acquisitions.

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

  If the security provided by our e-commerce services is breached we may be liable to our clients and our reputation could be harmed

    A fundamental requirement for e-commerce is the secure transmission of confidential information of businesses, merchants and shoppers over the Internet. Among the e-commerce services we offer to merchants are security features such as:

•	secure online payment services;
•	secure order processing services; and
•	fraud prevention and management services.

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

•	a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;
•	termination of 5% or more of the employees of the target corporation; or
•	allowing the acquiring person to receive any disproportionate benefit as a shareholder.

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

  Our stock price may be volatile

    The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. Our stock price could be subject to wide fluctuations in response to factors such as the following:

•	actual or anticipated variations in quarterly results of operations;
•	the addition or loss of merchants and shopper traffic;
•	announcements of technological innovations, new products or services by us or our competitors;
•	changes in financial estimates or recommendations by securities analysts;
•	conditions or trends in the Internet, e-commerce and marketing industries;
•	changes in the market valuations of other Internet or online service or software companies;
•	our announcements of significant acquisitions, strategic relationships, joint ventures or capital commitments;
•	additions or departures of key personnel;
•	sales of our common stock;
•	general market conditions; and
•	other events or factors, many of which are beyond our control.

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

NETWORK COMMERCE INC.
Date: October 17, 2000	By:	/s/ DWAYNE M. WALKER Dwayne M Walker Chief Executive Officer
	By:	/s/ ALAN D. KOSLOW Alan D. Koslow Chief Financial

QuickLinks

Network Commerce Inc. Form 10-Q/A Index
EXPLANATORY NOTE
SIGNATURES