Form 10-Q/A
period 2000-06-30
NETWORK COMMERCE INC
filed 2000-10-18
CIK 1087879

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1
FORM 10-Q/A

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-26707

NETWORK COMMERCE INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1628103 (I.R.S. Employer Identification Number)

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

EXPLANATORY NOTE

    The purpose of this Form 10-Q/A is to amend the registrant's Form 10-Q for the quarterly period ended June 30, 2000 to change the measuring time period of average revenue per premier merchant from per month to per quarter in the table appearing under "Financial Data" in Item 2 of Part I. No part of the Form 10-Q for the quarterly period ended June 30, 2000 previously filed with the SEC other than Item 2 of Part I is affected by this amendment.

    In accordance with Rule 12b-15 of the Exchange Act of 1934, this Amendment No. 1 sets forth the complete text to Item 2 of Part I of our form 10-Q for the quarter ended June 30, 2000, as amended.

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

Overview

    We provide end-to-end technology and services that enable businesses, merchants, Internet sites and wireless networks to engage in e-commerce. Our end-to-end commerce solution consists of proprietary e-commerce technology platforms, mobile commerce technology, commerce network systems, proprietary transaction processing technology, hosting and profession services. We maintain an on-line marketplace, referred to as the Network Commerce Consumer Network, which aggregates merchants and shoppers over a distributed network of web sites. We also maintain a business-to-business portal and marketplace, known as the Network Commerce Business Network, which is designed to enable businesses to engage in online transactions with other businesses.

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

	June 30, 2000	March 31, 2000	December 31, 1999
Number of premier merchants listed on the Network Commerce Consumer Network(1)	125	97	68
Average revenue per premier merchant per quarter	$71,736	$47,504	$34,991
Number of businesses listed on the Network Commerce Business Network(2)	899,000	610,000	—
Number of businesses utilizing our technology platforms	115,000	19,700	18,300

(1)	Premier merchants include those merchants that contribute greater than $10,000 of revenue per month to the Network Commerce Consumer Network.
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

    Amortization of Intangible Assets.  Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three-and six-month periods ended June 30, 2000 was $18.3 million and $31.8 million, respectively. Amortization of intangible assets for the comparable periods in 1999 was $1.1 million and $1.6 million, respectively. This increase was due primarily to the increase in intangible assets and related amortization expenses from business acquisitions completed during the last quarter of 1999 and the first half 2000, including the acquisitions of SpeedyClick, Corp., Cortix, Inc., WebCentric, Inc., Pronet Enterprises Ltd., AXC Corporation, Freemerchant.com Inc. and Ubarter.com Inc. Intangible assets acquired in business combinations are amortized over a three-year period.

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

    Gain On Sale Of Marketable Equity Securities.  Gain on sale of marketable equity securities for the three-and six-month periods ended June 30, 2000 was $293,000 and $1.4 million, respectively. We did not liquidate any of our marketable equity securities during the three- or six-month periods ended June 30, 1999.

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

    To successfully market and sell our e-commerce enabling products and services we must:

•	become recognized as a leading provider of end-to-end enabling solutions;
•	enhance existing products and services;
•	add new products and services;
•	complete projects on time;
•	increase the number of businesses and merchants using our e-commerce products and services and online marketplaces; and
•	continue to increase the attractiveness of the Network Commerce Consumer Network to shoppers.

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

NETWORK COMMERCE INC.
Date: October 17, 2000	By:	/s/ DWAYNE M. WALKER Dwayne M. Walker Chief Executive Officer
	By:	/s/ ALAN D. KOSLOW Alan D. Koslow Chief Financial Officer

QuickLinks

Network Commerce Inc. Form 10-Q/A Index
EXPLANATORY NOTE
RISKS RELATED TO OUR BUSINESS
RISKS RELATED TO OUR INDUSTRY
RISKS RELATED TO AN INVESTMENT IN OUR STOCK
SIGNATURES