Form 10-Q
period 2000-09-30
NETWORK COMMERCE INC
filed 2000-11-13
CIK 1087879

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 0-26707

NETWORK COMMERCE INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-1628103 (IRS Employer Identification Number)

411 1st AVENUE SOUTH
SUITE 200 NORTH
SEATTLE, WA 98104
(Address of principal executive offices)

(206) 223-1996
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 9, 2000, there were 62,183,852 shares outstanding of the Registrant's common stock.

Network Commerce Inc.
Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.

Network Commerce Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,967	$10,660
Short-term investments	70,138	52,172
Investments in marketable equity securities	5,537	30,884
Accounts receivable, net	20,814	6,591
Unbilled services	4,307	2,102
Prepaid expenses and other	8,913	5,559

Total current assets	126,676	107,968
Property and equipment, net	31,855	19,385
Goodwill, net	67,071	23,860
Other intangible assets, net	163,959	104,713
Other assets, net	32,710	18,248

Total assets	$422,271	$274,174

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,333	$8,330
Accrued liabilities	9,682	8,778
Current portion of notes and leases payable	9,890	8,565
Customer deposits	3,491	2,194
Deferred revenue	5,827	5,786

Total current liabilities	48,223	33,653
Notes and leases payable and line of credit, less current portion	18,183	5,409
Put warrant liability	—	1,388
Deferred tax liabilities	3,892	4,511

Total liabilities	70,298	44,961

Commitments
Shareholders' equity:
Convertible preferred stock, $0.001 par value: authorized shares—5,000,000; none issued and outstanding	—	—
Common stock, $0.001 par value: authorized shares—200,000,000; issued and outstanding shares—62,041,462 at September 30, 2000 and 42,923,035 at December 31, 1999	543,683	325,502
Common stock warrants	18,073	8,260
Deferred compensation	(9,347)	(6,713)
Accumulated other comprehensive (loss) income	(18,641)	7,470
Accumulated deficit	(181,795)	(105,306)

Total shareholders' equity	351,973	229,213

Total liabilities and shareholders' equity	$422,271	$274,174

The accompanying notes are an integral part of these consolidated balance sheets.

Network Commerce Inc.

Consolidated Statements of Operations

(in thousands, except share amounts)
(unaudited)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2000	1999	2000	1999
Revenues	$33,443	$7,555	$79,046	$23,537

Cost of revenues	15,191	4,811	38,424	19,494
Cost of revenues—unusual item (Note 9)	5,320	—	5,320	—

Total cost of revenues	20,511	4,811	43,744	19,494

Gross profit	12,932	2,744	35,302	4,043

Operating expenses:
Sales and marketing	24,114	15,265	70,246	33,545
General and administrative	3,489	3,012	10,083	5,493
Research and development	6,660	2,433	16,070	5,367
Amortization of intangible assets	23,842	2,096	55,634	3,734
Stock-based compensation	1,484	592	4,626	2,547

Total operating expenses	59,589	23,398	156,659	50,686

Loss from operations	(46,657)	(20,654)	(121,357)	(46,643)

Nonoperating income (expense):
Gain on sale of marketable equity securities	4,163	—	5,542	—
Interest income (expense), net	666	(360)	2,582	(605)
Impairment of cost-basis investments (Note 9)	(2,486)	—	(2,486)	—

Total nonoperating income (expense), net	2,343	(360)	5,638	(605)

Net loss before income tax benefit	(44,314)	(21,014)	(115,719)	(47,248)
Income tax benefit	15,680	—	39,230	—

Net loss	$(28,634)	$(21,014)	$(76,489)	$(47,248)

Basic and diluted net loss per share	$(0.48)	$(3.42)	$(1.36)	$(9.03)

Weighted average shares outstanding used to compute basic and diluted net loss per share	60,063,876	6,139,867	56,395,640	5,230,394

The accompanying notes are an integral part of these unaudited interim consolidated statements.

Network Commerce Inc.

Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	For the Nine Month Period Ended September 30,
	2000	1999
Operating activities:
Net loss	$(76,489)	$(47,248)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	63,743	6,364
Cost of revenues—unusual item	5,320	—
Deferred income tax benefit	(39,230)	—
Non-cash consideration received	(5,213)	—
Amortization of deferred compensation	4,626	1,947
Impairment of cost-basis investments	2,486	—
Realized gain from sale of marketable equity securities	(5,542)	—
Operating expenses paid in stock and warrants	—	1,354
Changes in operating assets and liabilities, excluding effects of acquired businesses—
Accounts receivable, net	(14,921)	(5,627)
Prepaid expenses and other assets	(7,405)	(3,290)
Unbilled services and customer deposits	(1,158)	4,190
Accounts payable and accrued liabilities	8,907	8,351
Deferred revenue	(1,105)	5,383

Net cash used in operating activities	(65,981)	(28,576)

Investing activities:
Purchases of short-term investments	(130,785)	(23,630)
Sales of short-term investments	112,883	15,111
Proceeds from sale of investments	9,243	—
Purchases of property and equipment	(18,232)	(9,533)
Investments in equity and debt securities and other assets	(14,954)	(642)
Acquisition of businesses, net of cash acquired of $392 in 2000 and $640 in 1999	(18,051)	(3,951)

Net cash used in investing activities	(59,896)	(22,645)

Financing activities:
Borrowings on line of credit, net of loan fees paid	9,095	1,000
Payments on line of credit	—	(238)
Proceeds from debt financing	20,000	10,706
Payments on long-term debt	(7,502)	(1,613)
Proceeds from sales of preferred stock	—	33,429
Proceeds from sale of common stock	110,591	1,030

Net cash provided by financing activities	132,184	44,314

Net increase (decrease) in cash and cash equivalents	6,307	(6,907)
Cash and cash equivalents at beginning of period	10,660	9,820

Cash and cash equivalents at end of period	$16,967	$2,913

Supplementary disclosure of cash flow information:
Cash paid during the period for interest	$1,236	$911

Cash paid during the period for income taxes	$—	$—

Non-cash investing and financing activities:
Common stock, options and warrants issued and liabilities assumed as part of business and technology acquisitions	$138,642	$11,560

The accompanying notes are an integral part of these unaudited interim consolidated statements.

Network Commerce Inc.

Notes To Interim Consolidated Financial Statements

(unaudited)

Note 1. Organization and Background:

The Company

    Network Commerce Inc. (the Company), a Washington corporation, is a global technology infrastructure and services company. The Company provides a comprehensive technology and services platform including domain registration, hosting services, e-commerce services, wireless technology and online marketplaces. The Company operates two commerce networks, known as the Network Commerce Consumer Network, which aggregates merchants and shoppers over a distributed network of web sites, and the Network Commerce Business Network, which is designed to enable businesses to engage in online activities and transactions with other businesses. The Company's headquarters are located in Seattle, Washington.

    The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key management personnel, successful development and marketing of its products and services, the continued acceptance of the Internet, competition from substitute products and services from companies with greater financial, technical, management and marketing resources and risks associated with recent acquisitions. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may or may not be readily available.

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

Note 2. Summary of Significant Accounting Policies:

Unaudited Interim Financial Data

    The interim consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 1999 Form 10-K as filed with the Securities and Exchange Commission on February 10, 2000. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

Cash, Cash Equivalents and Short-Term Investments

    For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage backed bonds and highly rated corporate securities. The Company's short-term investments consist of corporate notes and bonds, commercial paper, municipal notes and bonds, auction preferreds and US government securities. The Company's cash equivalents and short-term investments are stated at cost, which approximates fair market value. The Company's short-term investments also include restricted cash of $8.1 million as of September 30, 2000.

Revenue Recognition

    The Company derives substantially all of its revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

    Revenues from the Network Commerce Consumer Network, which is a network of proprietary and affiliated web sites including www.shopnow.com and licensed affiliates, the BottomDollar Network (including www.bottomdollar.com and licensed affiliates) and www.speedyclick.com are generated primarily from the sale of on-line marketing services, leads and orders, advertising and merchandising. Revenues from these agreements are recognized as the media or services are delivered to the merchants over the term of the agreements, which typically range from one to twelve months. Where billings exceed revenues earned on these agreements, the amounts are included in the accompanying consolidated balance sheets as deferred revenue. The Company bears the full credit risk with respect to these sales. In certain circumstances, such as with the www.chaseshop.com portal, the Company offers products directly to shoppers. In these instances where the Company acts as merchant-of-record, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product. Shipping charges billed to the customer are included in revenues, and the costs incurred by the Company to ship the product to the customer are included in cost of sales.

    Revenues from the Network Commerce Business Network, which is a network of proprietary and affiliated web sites, including www.b2bnow.com, www.freemerchant.com, www.domainzero.com and www.ubarter.com, are derived primarily from providing web-enablement services, commerce-enablement services, transaction processing, advertising and technology licensing to businesses. Revenues from b2bNow.com are generated primarily from the sales of advertising and merchandising products and services similar to those sold on the Network Commerce Consumer Network. Revenues from Ubarter.com are generated from transaction fees earned from member businesses that transact over the Ubarter exchange system as well as from products sold by Ubarter.com to other member merchants of the Ubarter exchange system. Revenues from services are generated principally through development fees, domain registration fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. The Company recognizes revenues from the development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to twelve months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. The Company bears full credit risk with respect to these sales. Anticipated losses on these contracts are recorded when identified. To date, losses have not been significant. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, are recognized in the period in which the revisions are determined. Unbilled services typically represent amounts earned under the Company's contracts not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceed revenues earned on contracts, the amounts are included in the accompanying consolidated balance sheets as customer deposits, as the amounts typically relate to ancillary services, whereby the Company is acting in an agency capacity. Fee revenue from ancillary services provided by the services division is recognized upon completion of the related job by the applicable third party vendor.

    Revenues are also generated from fees paid to the Company by businesses and merchants that license the Company's technology, transaction processing and fraud prevention technologies and on-line payment gateways, as well as other e-commerce enabling technologies. Revenues include licensing fees, per-transaction fees and in certain cases monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Where billings exceed revenues earned on these contracts, the amounts are included in the accompanying consolidated balance sheets as deferred revenue. Businesses and merchants that utilize the Company's payment processing technologies act as the merchant-of-record and bear the full credit risk on those sales of goods and services.

    The Company recognizes revenues from barter transactions when earned. The Company values the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever is more readily determinable. Revenues generated from barter transactions have historically not been significant.

    Revenues generated from the Company's ceased BuySoftware.com business are included in the accompanying nine-month period ended September 30, 1999 interim consolidated statements of operations, as management did not cease operations of BuySoftware.com until June 1999.

Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's income tax benefit of $15.7 million and $39.2 million recognized for the three- and nine-month periods ended September 30, 2000, respectively, are the result of changes in the Company's deferred tax accounts, which have principally been created as a result of the Company's recent business acquisitions and from the Company's generation of net operating losses.

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

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies certain issues relating to the application of Accounting Principles Board Opinion No. 25 and related interpretations, which are the authoritative pronouncements the Company uses to account for its stock-based compensation transactions. FIN 44 is effective July 1, 2000, however certain conclusions reached in FIN 44 are applicable for transactions consummated after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

    In September 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" to provide guidance on the classification of shipping and handling fees and costs in financial statements. This consensus is consistent with the Company's historical accounting policies described above and has no impact on the Company's financial position or results of operations.

    In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that require derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value. The statement requires that changes in the derivative's fair value be recognized currently in operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No. 133—an Amendment to FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at a company's election, before January 1, 1999). The Company has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing or method of adopting SFAS No. 133. However, the statement could increase volatility in the consolidated statements of operations and in other comprehensive loss.

Reclassifications

    Certain information reported in previous periods has been reclassified to conform to the current period presentation.

Note 3. Comprehensive Loss:

    The following table represents the Company's comprehensive loss for the three- and nine-month periods ended September 30, 2000 and 1999:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2000	1999	2000	1999
	(in thousands)
Net loss before income tax benefit	$(44,314)	$(21,014)	$(115,719)	$(47,248)

Other comprehensive (loss) income, before taxes:
Unrealized (loss) gain on marketable equity securities	(2,491)	1,746	(24,475)	(2,762)
Reclassification adjustment for gains included in net loss	(470)	—	(1,636)	—

Total other comprehensive (loss) income	(2,961)	1,746	(26,111)	(2,762)

Comprehensive loss before income tax benefit	$(47,275)	$(19,268)	$(141,830)	$(50,010)

Note 4. Acquisitions:

    On January 13, 2000, the Company, through its wholly owned subsidiary 3037952 Nova Scotia Company, a Nova Scotia Company, acquired Pronet Enterprises Ltd. (Pronet), a Canadian company, for approximately $12.8 million, of which $3.2 million was paid in cash, $2.2 million in non-cash deferred tax liabilities assumed and $7.4 million in common stock and common stock options issued to Pronet shareholders. Pronet, a privately held company, operates a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. Upon effectiveness of the acquisition, a total of 162,508 shares of common stock, valued at $17.60 per share, were issued to the shareholders of Pronet. In addition, the Company issued options to purchase 351,666 shares of common stock to the two principals of Pronet. The Company accounted for this transaction as a purchase. Of the $12.8 million in consideration paid, approximately $6.3 million was allocated to acquired technology, $2.7 million to customer lists and $3.8 million to goodwill. These intangible assets are being amortized over a three-year life.

    On January 18, 2000, the Company acquired AXC Corporation (AXC), a Washington corporation, for approximately $17.9 million, of which $2.2 million was paid in cash, $4.1 million in non-cash deferred tax liabilities assumed and $11.6 million in common stock and common stock options issued to AXC shareholders. AXC, a privately held company, provides e-commerce consulting services to businesses. Upon effectiveness of the acquisition, a total of 540,296 shares of common stock valued at $17.60 per share were issued to the owners of AXC. In addition, the Company issued replacement stock options to purchase an aggregate of 72,089 shares of the Company's common stock to certain employees and owners of AXC. The Company accounted for this transaction as a purchase. Of the $17.9 million in consideration paid, approximately $7.2 million was allocated to assembled workforce, $4.9 million to customer lists, $5.0 million to goodwill and $800,000 to working capital. These intangible assets are being amortized over a three-year life.

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

    On June 2, 2000, the Company effected its acquisition of Ubarter.com Inc (Ubarter), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, of which $875,000 was paid in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 of net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and the Company, and $40.8 million in common stock and common stock warrants issued to Ubarter shareholders and creditors. Ubarter, a publicly traded company, is a business-to-business e-commerce enterprise which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. Upon effectiveness of the acquisition, a total of 2,682,871 shares of common stock valued at approximately $15.10 per share were issued to the shareholders and creditors of Ubarter. In addition, the Company issued warrants to purchase 51,842 shares of common stock to certain Ubarter shareholders, employees and creditors. The Company accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets are being amortized over a three-year life.

    On August 24, 2000, the Company effected its acquisition of Ivebeengood.com, d.b.a. UberWorks (UberWorks), a wholly owned subsidiary of Trilogy, Inc. (Trilogy), for approximately $22.8 million, of which $2.4 million was accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to UberWorks shareholders and employees. UberWorks is a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. Upon effectiveness of the acquisition, a total of 2,601,562 shares of common stock valued at approximately $6.13 per share were issued to shareholders of UberWorks, of which 423,253 are being held back by the Company to be subsequently released based on time vesting and on certain performance criteria yet to be achieved. The maximum term of the retention is three years from the effective date of the acquisition. In addition, the Company issued a warrant to Trilogy, with a strike price of $0.000001 per share, to purchase additional shares of the Company's common stock if on the one-year anniversary date of the acquisition, the shares currently held by Trilogy (the Trilogy Shares) are not worth at least $13.1 million. The maximum number of additional shares that Trilogy can purchase under the terms of the warrant is 2.6 million. To the extent that the Trilogy Shares have a fair market value that exceeds $13.1 million on the one-year anniversary date, the warrant is cancelled and Trilogy must forfeit the number of Trilogy Shares that would be required to bring their fair value down to $13.1 million, limited to a maximum of 1.3 million shares to be forfeited under this scenario. The Company also issued options to purchase 248,162 shares of common stock to certain UberWorks employees. The Company accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets are being amortized over a three-year life. Deferred compensation will be amortized over the three-year term of the option agreements, subject to certain accelerated vesting criteria.

Unaudited Pro Forma Combined Results

    The following summarizes the unaudited pro forma results of the Company's operations for the nine-month periods ended September 30, 2000 and 1999 as if the transactions described above as well as acquisitions effected during 1999 had occurred as of January 1, 1999. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

	For the Nine Month Period Ended September 30,
	2000	1999
	(in thousands, except share amounts)
Revenues	$80,842	$33,092
Net loss before taxes	(141,870)	(124,432)
Net loss per share before taxes	(2.40)	(5.80)

5. Investments in Marketable Equity Securities:

    At September 30, 2000, the Company held equity investments in certain publicly traded companies with a fair value of $5.5 million. The Company classifies these investments as available for sale and they are stated at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available for sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are reflected in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. Fair value is based on quoted market prices.

6. Debt Obligations:

    In March 1999, the Company entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow the Company to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million. The term loan bears interest at 12%, is secured by a letter of credit and matures in March 2002. The term loan balance was $2.1 million as of September 30, 2000. The outstanding credit line and bridge loan balances were both $0 as of September 30, 2000.

    On May 19, 2000, the Company entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. The credit agreement is secured by substantially all of the Company's assets and had an outstanding balance of $9.2 million at September 30, 2000. The outstanding commitments bear interest at an annual rate equal to the prime lending rate plus one and one-half percent. Outstanding commitments under the agreement are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003. The credit agreement requires the Company to maintain certain financial ratios and places limitations on certain financing and investing activities. The credit agreement also contains other customary conditions and events of default that, in the event of noncompliance by the Company, would prevent any further borrowings and would generally require the repayment of any outstanding commitments under the credit agreement. The Company was in compliance with these covenants as of September 30, 2000.

    On September 29, 2000 (Closing), the Company sold $20 million of convertible notes (Notes) and warrants to a private institution. The Notes have a one-year term and bear interest at an annual rate of six percent. The conversion price for the Notes are 95% of the average closing bid price of the Company's common stock during a 20-day trading period prior to the conversion date (which automatically occurs upon the effectiveness of a registration statement filed with the Securities and Exchange Commission), subject to a maximum conversion price of the lower of the Company's common stock closing bid price the day prior to Closing or $7.50 per share. On October 26, 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission, which under the terms of the Notes agreement, must be declared effective within 90 days of Closing. Delays in the effectiveness of the registration statement could result in a reduction of the conversion price and/or cash penalties to the Company. Also at Closing, the Company issued warrants to purchase 4,050,633 shares of the Company's common stock to the private institution at an exercise price of $10.37 per share. The warrants are immediately exercisable and expire five years from Closing. These warrants were valued at $9.4 million and were recorded as common stock warrants in the accompanying September 30, 2000 consolidated balance sheet. The Notes were valued at $10.6 million and are classified as a component of long-term notes and leases payable in the accompanying September 30, 2000 consolidated balance sheet as it is management's intent to convert these Notes into shares of common stock under the terms of the Notes agreement.

7. Segment Information:

    The following table represents the Company's segment information for the three- and nine-month periods ended September 30, 2000 and 1999:

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2000	1999	2000	1999
	(in thousands)
Revenues from unaffiliated customers:
Consumer Network	$22,033	$4,366	$48,362	$6,249
Business Network	6,598	—	15,752	—
Services	4,812	3,189	14,932	7,365
BuySoftware.com	—	—	—	9,923

Total revenues from unaffiliated customers	33,443	7,555	79,046	23,537

Cost of revenues:
Consumer Network	10,659	2,561	26,395	3,584
Consumer Network—unusual item	5,320	—	5,320	—
Business Network	2,076	—	3,500	—
Services	2,456	2,250	8,529	4,720
BuySoftware.com	—	—	—	11,190

Total cost of revenues	20,511	4,811	43,744	19,494

Gross profit	$12,932	$2,744	$35,302	$4,043

    The Company does not track assets by operating segments. Consequently is it not practicable to show assets by operating segments.

8. Related Party Transactions:

    During the nine-month period ended September 30, 2000, the Company purchased approximately $2.8 million in marketing and advertising services and recognized approximately $1.0 million of marketing revenues from 24/7 Media, a significant shareholder of the Company. During the same period ended September 30, 2000, the Company recognized approximately $2.0 million in licensing revenues from Persona Inc. (formerly PrivaSeek, Inc.), in which the Company owns a minority interest. Also during the same time period, the Company recognized approximately $3.9 million in marketing and registrations revenues and paid approximately $1.0 million in site licensing fees to PlanetofMusic.com, Inc., in which the Company owns a minority interest.

9. Impairment of Cost-Basis Investments and Unusual Item:

    During the third quarter of 2000, management determined that certain of its cost-basis investments were permanently impaired to between 20% and 100% of their historical values. As a result, the Company recognized an impairment charge of $2.4 million, which is shown as a component of nonoperating income (expense) in the accompanying consolidated statement of operations for the three- and nine-month periods ended September 30, 2000.

    During the first quarter of 2000, the Company paid Inktomi Corp. (Inktomi) a $6.1 million prepaid fee to be a non-exclusive distributor of Inktomi's shopping engine technologies. This fee allows the Company to sell up to 100 occurrences to Inktomi's shopping engine during a 12-month period subsequent to the first quarter 2000. Through September 30, 2000, the Company had recognized approximately $400,000 in revenues from this distribution agreement. Based on this sales history, management determined that the Company would not recover the remaining value of the prepaid fee before the 12-month period expires. As a result, the Company charged $5.3 million to cost of revenues—unusual item during the third quarter 2000 in order to write down this prepaid asset to its net realizable value, which was deemed to be approximately $300,000 as of September 30, 2000.

10. Subsequent Event:

    On October 6, 2000, Mall.com, Inc. filed suit against the Company. The suit is based on a contract between Mall.com and IveBeenGood.com, which the Company acquired in August 2000. The suit alleges that IveBeenGood.com breached a contract with Mall.com, breached a warranty given to Mall.com and committed fraud and negligent misrepresentation. Mall.com seeks return of cash and stock paid by Mall.com, attorneys' fees and costs, $1 million in direct damages, $15 million in compensatory damages and $32 million in punitive damages. Management intends to vigorously defend the Company's position.

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

Overview

    We are a global technology infrastructure and services company that offers a comprehensive technology and services platform solution, including domain registration, hosting services, e-commerce services, wireless technology and online marketplaces. Our technology and services platform operates across our core infrastructure, which includes four data centers, over 500 servers, and operates at a bandwidth of 400 megabits per second. The Company operates two commerce networks, known as the Network Commerce Consumer Network, which aggregates merchants and shoppers over a distributed network of web sites, and the Network Commerce Business Network, which is designed to enable businesses to engage in online activities and transactions with other businesses. These two networks combined include more than one million businesses and merchants in more than 230 countries worldwide.

    We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In May 1997, we launched the BuySoftware.com Network, a network of online sites that sold computer products. During 1998, we completed three acquisitions, including the acquisition of Media Assets, Inc., a direct marketing company, launched ShopNow.com and began offering merchants e-commerce enabling products and services. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. In June 1999, we ceased operation of the BuySoftware.com Network because we determined it was inconsistent with our evolving strategy. In May 2000, we changed our name to Network Commerce Inc. We consummated five acquisitions during 1999 and five additional acquisitions through the third quarter of 2000.

    We derive substantially all of our revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

    Revenues from the Network Commerce Consumer Network, which is a network of proprietary and affiliated web sites including www.shopnow.com and licensed affiliates, the BottomDollar Network (including www.bottomdollar.com and licensed affiliates) and www.speedyclick.com are generated primarily from the sale of on-line marketing services, leads and orders, advertising and merchandising. Revenues from these agreements are recognized as the media or services are delivered to the merchants over the term of the agreements, which typically range from one to twelve months. We bear the full credit risk with respect to these sales. In certain circumstances, such as with the www.chaseshop.com portal, we offer products directly to shoppers. In these instances where we act as merchant-of-record, we record as revenue the full sales price of the product sold and record the full cost of the product to us as cost of revenues, upon shipment of the product. Shipping charges billed to the customer are included in revenues, and the costs incurred by us to ship the product to the customer are included in cost of sales.

    Revenues from the Network Commerce Business Network, which is a network of proprietary and affiliated web sites, including www.b2bnow.com, www.freemerchant.com, www.domainzero.com and www.ubarter.com, are derived primarily from providing web-enablement services, commerce-enablement services, transaction processing, advertising and technology licensing to businesses. Revenues from b2bNow.com are generated primarily from the sales of advertising and merchandising products and services similar to those sold on the Network Commerce Consumer Network. Revenues from Ubarter.com are generated from transaction fees earned from member businesses that transact over the Ubarter exchange system as well as from products sold by Ubarter.com to other member merchants of the Ubarter exchange system. Revenues from services are generated principally through development fees, domain registration fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. We recognize revenues from the development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to twelve months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. We bear the full credit risk with respect to these sales. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance.

    Revenues are also generated from fees paid to us by businesses and merchants that license our technology, transaction processing and fraud prevention technologies and on-line payment gateways, as well as other e-commerce enabling technologies. Revenues include licensing fees, per-transaction fees and in certain cases monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Businesses and merchants that utilize our payment processing technologies act as the merchant-of-record and bear the full credit risk on those sales of goods and services.

    We recognize revenues from barter transactions when earned, and value barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever is more readily determinable. Revenues generated from barter transactions have historically not been significant.

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

    During the first quarter of 2000, we paid Inktomi Corp. (Inktomi) a $6.1 million prepaid fee to be a non-exclusive distributor of certain of Inktomi's shopping engine technologies. This fee allows us to sell up to 100 occurrences to Inktomi's shopping engine during a 12-month period subsequent to the first quarter 2000. Through September 30, 2000, we had recognized approximately $400,000 in revenues from this distribution agreement. Based on this sales history, we determined that we would not recover the remaining value of the prepaid fee before the 12-month period expires. As a result, we charged $5.3 million to cost of revenues—unusual item during the third quarter 2000 in order to write down this prepaid asset to its net realizable value, which was deemed to be approximately $300,000 as of September 30, 2000.

    At September 30, 2000, we held marketable equity securities with a fair market value of $5.5 million and a cost basis of $24.1 million, resulting in an unrealized holding loss of $18.6 million. This represents a $26.1 million decrease from the $7.5 million unrealized holding gain recognized as of December 31, 1999. The 476,410 shares of 24/7 Media comprise the majority of our marketable equity securities held as of September 30, 2000 and as of December 31, 1999.

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

	Sept. 30, 2000	June 30, 2000	March 31, 2000
Number of premier merchants listed on the Network Commerce Consumer Network(1)	118	125	97
Average quarterly revenue per premier merchant	$122,831	$71,736	$47,504
Number of businesses listed on the Network Commerce Business Network(2)	1,025,000	899,000	610,000
Number of businesses utilizing our technology platforms	232,000	115,000	19,700

(1)
Premier merchants include those merchants that contribute greater than $10,000 of revenue per month to the Network Commerce Consumer Network.

(2)
Represents the number of businesses listed in the Network Commerce Business Network directory as of the last day of the applicable quarter. The Network Commerce Business Network launched in January 2000.

Acquisitions

    In June 1999, we acquired GO Software, Inc. (GO). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. We paid GO $4.7 million in cash, issued a $1.0 million promissory note bearing interest at 10%, and issued 1,123,751 shares of common stock, valued at $8.54 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which are both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of our initial public offering completed in September 1999. Also in June 1999, we acquired CardSecure, Inc. (CardSecure) for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

    On November 12, 1999, we acquired SpeedyClick, Corp. (SpeedyClick), a California corporation, for $55.6 million of cash, common stock and common stock options. SpeedyClick, a privately held company, maintains an Internet web site that focuses on entertainment, commerce and interactivity. Upon effectiveness of the acquisition, a total of 3,799,237 shares of common stock valued at $13.31 per share were issued to the owners of SpeedyClick. Options to purchase SpeedyClick common stock were assumed by us and converted into 157,527 options to purchase our common stock. We also paid cash consideration of $3.0 million to the owners of SpeedyClick. We accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets are being amortized over a three-year life.

    On December 3, 1999, we acquired Cortix, Inc. (Cortix), an Arizona corporation doing business as 20-20Consumer.com, for $14.4 million of cash and common stock. Cortix, a privately held company, is an operator of comparison shopping services including online reviews and ratings for commerce-oriented businesses, merchants and products. Upon effectiveness of the acquisition, 711,435 shares of common stock valued at $18.81 per share were issued to the owners of Cortix. We also paid cash consideration of $1.0 million to the owners of Cortix. We accounted for this transaction as a purchase. Of the $14.4 million in consideration paid, approximately $11.3 million was allocated to acquired technology, $1.6 million to customer lists and $1.3 million to goodwill. These intangible assets are being amortized over a three-year life.

    On December 17, 1999, we acquired WebCentric Inc., (WebCentric) a Kansas corporation doing business as bottomdollar.com, for $40.2 million of common stock, common stock options and approximately $1.4 million of cash. WebCentric, a privately held company, develops e-commerce integration technology and applications, including a comparison shopping engine that allows consumers to search and compare the products and services of several leading Internet merchants. Upon effectiveness of the acquisition, a total of 2,161,904 shares of common stock valued at $16.89 per share were issued to the owners of WebCentric. In addition, we issued replacement stock options to purchase an aggregate of 121,544 shares of our common stock to certain employees and owners of WebCentric. We accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately $31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets are being amortized over a three-year life.

    On January 13, 2000, through a wholly owned Nova Scotia Company, we acquired Pronet Enterprises Ltd. (Pronet), a Canadian company, for approximately $12.8 million, of which $3.2 million was paid in cash, $2.2 million in non-cash deferred tax liabilities assumed and $7.4 million in common stock and common stock options issued to Pronet shareholders. Pronet, a privately held company, operates a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. Upon effectiveness of the acquisition, a total of 162,508 shares of common stock, valued at $17.60 per share, were issued to the shareholders of Pronet. In addition, we issued options to purchase 351,666 shares of common stock to the two principals of Pronet. We accounted for this transaction as a purchase. Of the $12.8 million in consideration paid, approximately $6.3 million was allocated to acquired technology, $2.7 million to customer lists and $3.8 million to goodwill. These intangible assets are being amortized over a three-year life.

    On January 18, 2000, we acquired AXC Corporation (AXC), a Washington corporation, for approximately $17.9 million, of which $2.2 million was paid in cash, $4.1 million in non-cash deferred tax liabilities assumed and $11.6 million in common stock and common stock options issued to AXC shareholders. AXC, a privately held company, provides e-commerce consulting services to businesses. Upon effectiveness of the acquisition, a total of 540,296 shares of common stock valued at $17.60 per share were issued to the owners of AXC. In addition, we issued replacement stock options to purchase an aggregate of 72,089 shares of our common stock to certain employees and owners of AXC. We accounted for this transaction as a purchase. Of the $17.9 million in consideration paid, approximately $7.2 million was allocated to assembled workforce, $4.9 million to customer lists, $5.0 million to goodwill and $800,000 to working capital. These intangible assets are being amortized over a three-year life.

    On April 11, 2000, we acquired Freemerchant.com, Inc. (Freemerchant), a Delaware corporation, for approximately $38.1 million, of which $2.0 million was paid in cash, $10.0 million in non-cash deferred tax liabilities assumed, $500,000 of debt assumed and $25.6 million in common stock and common stock options issued to Freemerchant shareholders. Freemerchant, a privately held company, has developed on-line store-builder technology for small- to medium-sized merchants that seek a low-cost entry point to e-commerce, as well as providing hosting services to those merchants. Upon effectiveness of the acquisition, a total of 2,573,723 shares of common stock, valued at $8.80 per share, were issued to the shareholders of Freemerchant. In addition, we issued options to purchase 293,596 shares of common stock to certain Freemerchant shareholders and employees. We accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. These intangible assets are being amortized over a three-year life.

    On June 2, 2000, we acquired Ubarter.com Inc (Ubarter), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, of which $875,000 was paid in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 of net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and us, and $40.8 million in common stock and common stock warrants issued to Ubarter shareholders and creditors. Ubarter, which was a publicly traded company, is a business-to-business e-commerce enterprise which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. Upon effectiveness of the acquisition, a total of 2,682,871 shares of common stock valued at approximately $15.10 per share were issued to the shareholders and creditors of Ubarter. In addition, we issued warrants to purchase 51,842 shares of common stock to certain Ubarter shareholders, employees and creditors. We accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets are being amortized over a three-year life.

    On August 24, 2000, we acquired Ivebeengood.com, d.b.a. UberWorks (UberWorks), a wholly owned subsidiary of Trilogy, Inc. (Trilogy), for approximately $22.8 million, of which $2.4 million was accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to UberWorks shareholders and employees. UberWorks is a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. Upon effectiveness of the acquisition, a total of 2,601,562 shares of common stock valued at approximately $6.13 per share were issued to shareholders of UberWorks, of which 423,253 are being held back by us to be subsequently released based on time vesting and on certain performance criteria yet to be achieved. The maximum term of the retention is three years from the effective date of the acquisition. In addition, we issued a warrant to Trilogy, with a strike price of $0.000001 per share, to purchase additional shares of our common stock if on the one-year anniversary date of the acquisition, the shares currently held by Trilogy (the Trilogy Shares) are not worth at least $13.1 million. The maximum number of additional shares that Trilogy can purchase under the terms of the warrant is 2.6 million. To the extent that the Trilogy Shares have a fair market value that exceeds $13.1 million on the one-year anniversary date, the warrant is cancelled and Trilogy must forfeit the number of Trilogy Shares that would be required to bring their fair value down to $13.1 million, limited to a maximum of 1.3 million shares to be forfeited under this scenario. We also issued options to purchase 248,162 shares of common stock to certain UberWorks employees. We accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets are being amortized over a three-year life. Deferred compensation will be amortized over the three-year term of the option agreements, subject to certain accelerated vesting criteria.

Results of Operations

    Revenues.  Total revenues for the three- and nine-month periods ended September 30, 2000 were $33.4 million and $79.0 million, respectively. Revenues for the comparable periods in 1999 were $7.6 million and $23.5 million, respectively. The increase was due primarily to the expansion of our networks and increased demand for our services. We continued to experience growth in our business and merchant listings, consumer traffic and affiliate and syndication shopping sites, which resulted in increased fees from licensing, transaction processing, business services, online direct marketing and advertising, exclusive of BuySoftware.com. The BuySoftware.com portion of revenues for the nine-month period ended September 30, 1999 was $9.9 million.

    Cost of Revenues.  The cost of revenues for the three- and nine-month periods ended September 30, 2000, before the unusual item of $5.3 million recognized during the third quarter 2000, were $15.2 million and $38.4 million, respectively. Total cost of revenues for the comparable periods in 1999 were $4.8 million and $19.5 million, respectively. The increase in our cost of revenues was directly attributable to the increase in revenues during the same period from the Network Commerce Consumer Network and the Network Commerce Business Network. The BuySoftware.com portion of cost of revenues for the nine-month period ended September 30, 1999 was $11.2 million.

    Gross Profit.  Gross profit for the three- and nine-month periods ended September 30, 2000, before the unusual item recognized during the third quarter 2000, was $18.3 million and $40.6 million, respectively. Gross profit for the comparable periods in 1999 were $2.7 and $4.0 million, respectively. As a percent of revenues, our gross margins before the unusual item were 54.6% and 51.4%, respectively, compared to 36.3% and 17.2% for the comparable periods in 1999. This increase in gross profit percentage was due primarily to the increase in higher-margin revenues during 2000, while decreasing our concentration of revenues from product sales to shoppers, which historically has contributed only flat or negative gross profits. Gross margins for the three- and nine-month periods ended September 30, 2000 inclusive of the $5.3 million unusual item described above were 38.7% and 44.7%, respectively. While we expect to continue to increase our gross profits both in absolute dollars and as a percentage of revenues, we do not expect that the rate of growth achieved historically will continue.

    Sales and Marketing.  Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the three- and nine-month periods ended September 30, 2000 were $24.1 million and $70.2 million, respectively. Sales and marketing expenses for the comparable periods in 1999 were $15.3 million and $33.5 million, respectively. The increase was due primarily to increased spending as a result of our expansion of the Network Commerce Consumer Network and our launch and expansion of the Network Commerce Business Network, both of which resulted in additional personnel and nationwide television, print, radio and on-line advertisements. We anticipate continued growth in our sales and marketing expenses during the remainder of 2000.

    General and Administrative.  General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the three- and nine-month periods ended September 30, 2000 were $3.5 million and

$10.1 million, respectively. General and administrative expenses for the comparable periods in 1999 were $3.0 million and $5.5 million, respectively. The increase was due primarily to an increase in personnel from internal growth and acquisitions. We anticipate continued growth in our general and administrative expenses during the remainder of 2000.

    Research and Development.  Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the three- and nine-month periods ended September 30, 2000 were $6.7 million and $16.1 million, respectively. Research and development costs for the comparable periods in 1999 were $2.4 million and $5.4 million, respectively. The increase was due primarily to the development and enhancement of our technology platform, as well as to an increase in technology personnel. These employees focus on developing our technology platform as well as building the overall infrastructure that supports the Network Commerce Consumer Network and the Network Commerce Business Network. We anticipate continued growth in our research and development expenses during the remainder of 2000.

    Amortization of Intangible Assets.  Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three-and nine-month periods ended September 30, 2000 was $23.8 million and $55.6 million, respectively. Amortization of intangible assets for the comparable periods in 1999 was $2.1 million and $3.7 million, respectively. This increase was due primarily to the increase in intangible assets and related amortization expenses from business acquisitions completed during 1999 and 2000 described above. Intangible assets acquired in business combinations are amortized over a three-year period.

    Stock-Based Compensation.  Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Stock-based compensation expense for the three- and nine-month periods ended September 30, 2000 was $1.5 million and $4.6 million. Stock-based compensation in comparable periods for 1999 was $592,000 and $2.5 million. The amount of deferred compensation resulting from these grants is generally amortized over a one- to three-year vesting period. As of September 30, 2000, we have recognized $9.4 million of deferred compensation to be amortized over future periods at approximately $783,000 per quarter for the next twelve quarters.

    Gain on Sale of Marketable Equity Securities.  Gain on sale of marketable equity securities for the three-and nine-month periods ended September 30, 2000 was $4.2 and $5.5 million, respectively. We did not liquidate any of our marketable equity securities during the three- or nine-month periods ended September 30, 1999.

    Interest Income (Expense), Net.  Interest income (expense), net consists primarily of the combination of interest income earned on our cash and cash equivalents and short-term investments as well as interest expense incurred on our outstanding debt obligations. Interest income, net for the three- and nine-month periods ended September 30, 2000 was $666,000 and $2.6 million, respectively. Interest expense, net for the comparable periods in 1999 was $360,000 and $605,000, respectively. Interest income, net increased for the nine-month period ended September 30, 2000 due to the increase in our cash and cash equivalents and short-term investments realized from completion of our initial and supplemental public offerings of common stock.

    Impairment of Cost-Basis Investments.  During the third quarter of 2000, we determined that certain of our cost-basis investments were permanently impaired to between 20% and 100% of their historical values. As a result, we recognized an impairment charge of $2.4 million during the three-

month period ended September 30, 2000. There were no such charges earlier in 2000 or for the comparable periods in 1999.

    Income Tax Benefit.  The income tax benefit resulted principally from reductions of deferred tax liabilities created as a result of business combinations. Income tax benefit for the three- and nine-month periods ended September 30, 2000 was $15.7 million and $39.2 million, respectively. We did not realize any income tax benefits during the three- or nine-month periods ended September 30, 1999. If we continue to consummate additional business combinations that result in the recognition of deferred taxes, we may incur additional tax deferred tax benefits. We have not paid nor have we received refunds for federal income taxes and we do not expect to pay income taxes or receive income tax refunds in the foreseeable future.

    Net Loss.  Net loss for the three- and nine-month periods ended September 30, 2000 was $28.6 million and $76.5 million, respectively. Net loss for the comparable periods in 1999 was $21.0 and $47.2 million, respectively. This increase was due primarily to an increase in our operating expenses, most significantly sales and marketing expenses and amortization of intangible assets, partially offset by our increase in gross profit and income tax benefit during the same periods. We expect to incur additional net losses in 2000.

Net Operating Loss Carryforwards

    As of September 30, 2000, we had net operating loss carryforwards of approximately $136.4 million. If not used, the net operating loss carryforwards will expire at various dates beginning in 2012. The Tax Reform Act of 1986 imposes restrictions on the use of net operating losses and tax credits in the event that there has been an ownership change, as defined, of a corporation since the periods in which the net operating losses were incurred. Our ability to use net operating losses incurred prior to July 1999 is limited to approximately $14.3 million per year due to sales of Series D and Series E convertible preferred stock to third parties in April 1998 and the sale of Series I convertible preferred stock to Chase Manhattan Bank in July 1999, which resulted in ownership changes. Our deferred tax assets are recognizable only to the extent that they are offset by deferred tax liabilities. To the extent that our deferred tax assets exceed our deferred tax liabilities in the future, valuation allowances may be recorded against our deferred tax assets. In concluding that valuation allowances may be required, management considers such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources

    Since inception, we have experienced net losses and negative cash flows from operations. As of September 30, 2000, we had an accumulated deficit of $181.8 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through September 30, 2000, our aggregate net proceeds have been $272.0 million from issuing equity securities and $50.9 million from issuing debt securities. As of September 30, 2000, we had $87.1 million in cash, cash equivalents and short-term investments, of which $8.1 million of such amounts is characterized as restricted cash to secure our obligations under certain letters of credit.

    Net cash used in operating activities was $66.0 million for the nine-month period ended September 30, 2000, compared to $28.6 million for the same period in 1999. The increase was due primarily to the increase in our net loss for the nine-month period ended September 30, 2000 of $76.5 million compared to $47.2 million for the same period ended 1999, the increase in depreciation and amortization of $63.7 million for the nine-month period ended September 30, 2000 compared to $6.4 million in the comparable period in 1999, and the deferred income tax benefit of $39.2 in the nine-month period ended September 30, 2000 compared to none in the comparable period in 1999.

    Net cash used in investing activities was $59.9 million for the nine-month period ended September 30, 2000, compared to $22.6 million for the same period in 1999. The increase was due primarily to the net increase in purchases of short-term investments of $17.9 million for the nine-month period ended September 30, 2000, compared to $8.5 for the same period in 1999, the increase in purchases of property and equipment of $18.2 million for the nine-month period ended September 30, 2000, compared to $9.5 million for the same period in 1999, the increase in investments in equity and debt securities and other assets of $15.0 million for the nine-month period ended September 30, 2000, compared to $642,000 for the same period in 1999, and the increase in acquisition of businesses of $18.1 million for the nine-month period ended September 30, 2000, compared to $4.0 million for the same period in 1999.

    Net cash provided by financing activities was $132.2 million for the nine-month period ended September 30, 2000, compared to $44.3 million for the same period in 1999. The increase was due primarily to the closing of our public offering on February 18, 2000 of 7,913,607 shares of common stock at $14.50 per share, which resulted in proceeds to us net of underwriters' fees and commissions of $108.7 million. Offering costs incurred were approximately $700,000.

    In March 1999, we entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million. The term loan bears interest at 12%, is secured by a letter of credit and matures in March 2002. The term loan balance was $2.1 million as of September 30, 2000. The outstanding credit line and bridge loan balances were both $0 as of September 30, 2000.

    On May 19, 2000, we entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. The credit agreement is secured by substantially all of our assets and had an outstanding balance of $9.2 million at September 30, 2000. The outstanding commitments bear interest at an annual rate equal to the prime lending rate plus one and one-half percent. Outstanding commitments under the agreement are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003. The credit agreement requires us to maintain certain financial ratios and places limitations on certain financing and investing activities. The credit agreement also contains other customary conditions and events of default that, in the event of noncompliance by us, would prevent any further borrowings and would generally require the repayment of any outstanding commitments under the credit agreement. We were in compliance with these covenants as of September 30, 2000.

    On September 29, 2000 (Closing), we sold $20 million of convertible notes (Notes) and warrants to a private institution. The Notes have a one-year term and bear interest at an annual rate of six percent. The conversion price for the Notes are 95% of the average closing bid price of our common stock during a 20-day trading period prior to the conversion date (which automatically occurs upon the effectiveness of a registration statement filed with the Securities and Exchange Commission), subject to a maximum conversion price of the lower of our common stock's closing bid price the day prior to Closing or $7.50 per share. On October 26, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which under the terms of the Notes agreement, must be declared effective within 90 days of Closing. Delays in the effectiveness of the registration statement could result in a reduction of the conversion price and/or cash penalties to us. Also at Closing, we issued warrants to purchase 4,050,633 shares of our common stock to the private institution at an exercise price of $10.37 per share. The warrants are immediately exercisable and expire five years from Closing.

    Our capital requirements depend on numerous factors, including the rate of expansion of the Network Commerce Consumer Network and the Network Commerce Business Network, the

investments we make in our technology platforms and in future technologies, the number of acquisitions that are completed and the composition of the consideration paid between cash, debt and stock, and the resources we devote to expansion of our sales, marketing and branding efforts. We have also entered into an agreement with 24/7 Media that requires us to make aggregate advertising and marketing expenditures of approximately $1.0 million in 2001, decreasing to $250,000 in 2002. We believe that existing cash balances and cash generated from operations, together with the net proceeds from our public offerings and the future sale of marketable equity securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the next 12 months. After that time, we may be required to raise additional financing. We cannot be sure that the assumed levels of revenues and expenses underlying our anticipated cash needs will prove to be accurate. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders. We cannot be sure that financing will be available in amounts or on terms acceptable to us or even available at all.

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

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies certain issues relating to the application of Accounting Principles Board Opinion No. 25 and related interpretations, which are the authoritative pronouncements we use to account for our stock-based compensation transactions. FIN 44 is effective July 1, 2000, however certain conclusions reached in FIN 44 are applicable for transactions consummated after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.

    In September 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" to provide guidance on the classification of shipping and handling fees and costs in financial statements. This consensus is consistent with our historical accounting policies and has no impact on our financial position or results of operations.

    In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that require derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value. The statement requires that changes in the derivative's fair value be recognized currently in operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB No. 133—an Amendment to FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at a company's election, before January 1, 1999). We have not yet quantified the impact of adopting SFAS No. 133 on the financial statements and have not determined the timing or method of adopting SFAS No. 133. However, adoption of the statement could increase volatility in our consolidated statements of operations and other comprehensive income.

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

RISKS RELATED TO OUR BUSINESS

Our rapid growth and evolution may make it difficult to evaluate our business and prospects

    We were incorporated in January 1994 and operated initially as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In August 1998, we launched our first online marketplace, ShopNow.com. In recent months, particularly with acquisitions of Freemerchant.com and Ubarter.com and the launch of b2bNow.com, our business-to-business marketplace, we have increasingly focused on developing and providing products and services to enable businesses to conduct online commerce. The recent shifts in our business focus may make it difficult for you to evaluate our business and prospects. When making your investment decision, you should also consider the risks, expenses and difficulties that we may encounter as a young company in a rapidly evolving market.

We have a history of losses and we expect future losses

    We incurred net losses of $76.5 million for the nine-month period ended September 30, 2000 and $47.2 million for the nine-month period ended September 30, 1999. At September 30, 2000, we had an accumulated deficit of $181.8 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development and expect to continue to do so in the future. As a result, we must generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. In addition, we may incur substantial expenses in connection with future acquisitions.

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

Acquisitions involve a number of risks

    We actively seek to identify and acquire companies with attributes complementary to our e-commerce products and services. Since January 1, 2000, we have acquired five companies. Acquisitions that we make may involve numerous risks, including:

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

  •
  continue to increase the attractiveness of the ShopNow marketplace to shoppers; and

  •
  continue to increase the attractiveness of the b2bNow.com, Freemerchant.com and Ubarter.com Web sites to businesses and other users.

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

  •
  a decrease in shopper traffic on our web sites; and

  •
  a reduction in the prices of, or profits on, our products and services.

    The number of companies providing e-commerce enabling products and services is large and increasing at a rapid rate. We expect that additional companies, which to date have not had a substantial commercial presence on the Internet or in our markets, will offer competing products and services. Although we believe no one company currently offers a range of e-commerce enabling solutions as comprehensive as our suite of products and services, companies such as InfoSpace, Yahoo! and Cybersource offer alternatives to one or more of our products and services.

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

If we fail to maintain our strategic business relationships and enter into new relationships our business will suffer

    An important element of our strategy involves entering into business relationships with other companies. Our success is dependent on maintaining our current contractual relationships and developing new strategic relationships. These contractual relationships typically involve joint marketing, licensing or promotional arrangements. For example, we have entered into a licensing agreement with Chase Manhattan Bank, a cross promotion agreement with 24/7 Media and a software license agreement with HNC Software. Although these relationships are an important factor in our strategy because they enable us to enhance our product and service offerings, the parties with which we contract may not view their relationships with us as significant to their own businesses. To date, we have not derived material revenue from these relationships, and some of these relationships impose substantial obligations on us. It is not certain that the benefits to us will outweigh our obligations. For example, our relationship with 24/7 Media requires us to refer to them any business that would benefit from the advertising services offered by 24/7 Media and makes 24/7 Media the only third party authorized to sell advertising on our web site. Several of our significant business arrangements do not establish minimum performance requirements but instead rely on contractual best efforts obligations of the parties with which we contract. In addition, most of these relationships may be terminated by either party with little notice. Accordingly, in order to maintain our strategic business relationships we will need to meet our partners' specific business objectives, including incremental revenue, brand awareness and implementation of specific e-commerce applications. If our strategic business relationships are discontinued for any reason, or if we are unsuccessful in entering into new relationships in the future, our business and results of operations may be harmed.

If we fail to effectively manage the rapid growth of our operations our business will suffer

    Our ability to successfully offer e-commerce enabling products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are increasing the scope of our operations domestically and internationally, and we have increased our headcount substantially. From December 31, 1997 to October 5, 2000, our total number of employees increased from less than 50 to 594. This growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to expand any of the foregoing areas efficiently and effectively could cause our business to suffer.

We depend on our key management personnel for successful operation of our business

    Our success depends on the skills, experience and performance of our senior management and other key personnel. Our key personnel include Dwayne Walker, our Chairman and Chief Executive

Officer, Joe Arciniega, our President and Chief Operating Officer, Alan Koslow, our Chief Financial Officer, and Dr. Ganapathy Krishnan, our Chief Technology Officer. Messrs. Walker, Koslow and Arciniega and Dr. Krishnan have employment agreements with Network Commerce. Many of our executive officers have joined us within the past three years. If we do not quickly and efficiently integrate these new personnel into our management and culture, our business could suffer. Our business could also suffer if we do not retain our key personnel.

We must hire additional personnel to expand our operations

    On October 5, 2000, we announced that we reduced our work force by 68 people. After the staff reductions, we now employ 594 people. Notwithstanding our reduction in the work force, we expect personnel numbers to increase in certain areas of our business in the fourth quarter of 2000, including without limitation our international and wireless divisions. As of October 31, 2000 we had openings for 35 positions. Our future success depends on our ability to identify, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, business development and administrative personnel. Competition for qualified personnel is intense, particularly in the technology and Internet markets. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer.

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

    In addition, we have been developing business opportunities in Japan during the first half of 2000 and more recently, in the United Kingdom. We may be unable to develop sufficient relationships in Japan or the United Kingdom to take advantage of business opportunities there. In recent periods, the Japanese economy has experienced weakness. If the Japanese economy continues to exhibit weakness, our efforts to develop business opportunities in Japan and our ability to grow in that market could be impaired. In addition, the failure to succeed in the Japanese market could impair our ability to enter other international markets.

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

    A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Foreign countries also may tax Internet transactions. The taxation of Internet-related activities could have the effect of imposing additional costs on companies, such as Network Commerce, that conduct business over the Internet. This, in turn, could lead to increased prices for products and services, which could result in decreased demand for our solutions.

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

We do not currently collect sales tax from all transactions

    We do not currently collect sales or other similar taxes on products sold by us and delivered into states other than Washington, California, Georgia, Arizona, Texas, Tennessee and Kentucky. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies engaging in e-commerce. In addition, any new operation in states outside the states for which we currently collect sales tax could subject shipments into these states to state or foreign sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise or services could result in liability for penalties as well as substantially higher expenses incurred by our business.

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

    These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stocks of many technology companies are at or near historical lows and reflect price to earnings ratios substantially different from recent levels where these stocks were trading at all-time highs. These trading prices and price-to-earnings ratios may continue to be volatile.

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

    The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of September 30, 2000.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    On October 6, 2000, Mall.com, Inc. filed suit against us in Texas State District Court of Travis County. The suit is based on a contract between Mall.com and IveBeenGood.com, which we acquired in August 2000. The suit alleges that IveBeenGood.com breached a contract with Mall.com, breached a warranty given to Mall.com and committed fraud and negligent misrepresentation. Mall.com seeks return of cash and stock paid by Mall.com, attorneys' fees and costs, $1 million in direct damages, $15 million in compensatory damages and $32 million in punitive damages. We first received a copy of the complaint on October 30, 2000, and are evaluating the claims made and our counterclaims. We intend to vigorously defend our position.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    Between July 1, 2000 and September 30, 2000, we issued and sold unregistered securities as set forth below:

  •
  On August 24, 2000, the Company acquired Ivebeengood.com, d/b/a UberWorks ("UberWorks"), a wholly owned subsidiary of Trilogy, Inc. ("Trilogy"), for approximately $22.8 million, of which $2.4 million was accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to UberWorks shareholders and employees. Upon effectiveness of the acquisition, a total of 2,601,562 shares of common stock valued at approximately $6.13 per share were issued to shareholders of UberWorks, of which 423,253 are being held by the Company to be released based on time vesting and on certain performance criteria yet to be achieved. The maximum term of the retention is 3 years from the effective date of the acquisition. In addition, the Company issued a warrant to Trilogy, with a strike price of $0.000001 per share, to purchase additional shares of the Company's common stock if on the one-year anniversary date of the acquisition, the shares currently held by Trilogy (the "Trilogy Shares") are not worth at least $13.1 million. The maximum number of additional shares that Trilogy can purchase under the terms of the warrant are 2.6 million. To the extent that the Trilogy Shares have a fair market value that exceeds $13.1 million on the one-year anniversary date, the warrant is cancelled and Trilogy must forfeit the number of Trilogy Shares that would be required to bring the fair value of the Trilogy Shares down to $13.1 million, limited to a maximum of 1.1 million shares to be forfeited under this scenario. The Company also issued options to purchase 248,162 shares of common stock to certain UberWorks employees.

  •
  On September 28, 2000, in connection with the closing of a private placement, we issued convertible promissory notes in the aggregate principal amount of $20 million to Capital Ventures International ("CVI"). In connection with the private placement, we also issued to CVI warrants to purchase up to 4,050,633 shares of our common stock at an exercise price of $10.375 per share. The warrants have a term of 5 years. The promissory notes bear interest of 6%, compounded annually. The principal amount of the notes plus accrued and unpaid interest automatically convert into shares of our common stock upon the effectiveness of the registration statement filed with the Securities Exchange Commission on October 26, 2000, covering the resale of the shares issuable upon the conversion of the promissory notes and upon the exercise of the warrants, subject to the limitation that the notes will not convert to the extent that the right to effect such conversion would result in CVI beneficially owning more than 4.99% of our outstanding shares. If the limitation applies, then the rest of the notes will convert one year following the effectiveness of the registration statement. If the registration statement is not declared effective by the first anniversary of the date of issuance, then the outstanding principal and interest under the notes will become due and payable. The conversion price is initially $7.50 and upon the effective date of the registration statement will be reduced (if lower) to 95% of the average closing bid price of our common stock during the 20 trading days immediately prior to the effective date of the registration statement but in no event greater than the closing bid price on the last trading day immediately prior to the effective date of the registration statement.

    No underwriters were engaged in connection with these issuances and sales. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Between July 1, 2000 and September 30, 2000, we issued 393,575 shares of common stock in conjunction with the exercise of options granted under our stock option plans. The options granted under the stock option plan were issued to our officers, employees and consultants at exercise prices ranging from $1.20 to $16.68. No options were granted outside of our stock option plans. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Rule 701 promulgated under the Securities Act of 1933. Where Rule 701 was not available, the securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

    None.

ITEM 5: OTHER INFORMATION

    None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

27.1
Financial Data Schedule.

(b)
Reports on Form 8-K

  On October 4, 2000, we filed a Form 8-K to announce the closing of a private placement whereby we issued convertible promissory notes in the aggregate principal amount of $20 million, together with warrants to purchase up to 4,050,633 shares of our common stock, to Capital Ventures International.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETWORK COMMERCE INC.
Date: November 13, 2000	By:	/s/ DWAYNE M. WALKER Dwayne M. Walker Chief Executive Officer
	By:	/s/ ALAN D. KOSLOW Alan D. Koslow Chief Financial Officer

QuickLinks

Index
PART I. FINANCIAL INFORMATION
  ITEM 1.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3: DEFAULTS UPON SENIOR SECURITIES
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES