Form 10-K
period 2000-12-31
NETWORK COMMERCE INC
filed 2001-04-17
CIK 1087879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For The Transition Period From __________ To __________


                         Commission File Number 0-26707

                              NETWORK COMMERCE INC.
             (Exact name of registrant as specified in its charter)

            WASHINGTON                                      91-1628103
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                      Identification Number)

                              411 1st AVENUE SOUTH
                                 SUITE 200 NORTH
                                SEATTLE, WA 98104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (206) 223-1996

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
              Title of each class                 of which registered
                   (None)                               (None)

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE:
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of voting stock held by nonaffiliates of the registrant was $7,355,836 as of April 6, 2001, based on the closing sale price of such stock on the Nasdaq National Market on that date.

There were 78,253,578 shares of common stock outstanding as of April 6, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE


The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable at the time they are made, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform such statements to actual results or to changes in our expectations.

OVERVIEW AND GENERAL DEVELOPMENT OF BUSINESS

Established in 1994, Network Commerce Inc. is a technology infrastructure and services company. We provide a comprehensive technology and services platform including domain registration services, hosting services, commerce services, business services and one-to-one marketing services. Our technology and services platform operates on the infrastructure of four data centers, more than 500 servers, and bandwidth in excess of 400 megabits per second. Network Commerce is headquartered in Seattle, Washington.

In May 2000, we changed our name from "ShopNow.com Inc." to "Network Commerce Inc." to better reflect our position as a leading provider of technology infrastructure, services and online marketplaces. In December 2000 we announced that we will discontinue The HagginGroup and Professional Services, and in January 2001 we announced that we will discontinue our shopping channel, ShopNow.com. In March 2001 we announced that we will discontinue our gaming and entertainment site, SpeedyClick.com. These closures will allow us to focus more resources on our technology infrastructure and services business. The Company is exploring strategic alternatives, which may include a merger, an asset sale, additional equity or debt investment in the Company by either a strategic or financial investor or another comparable transaction or a financial restructuring, the results of which, if any, may materially affect the information to be provided in the 10-K. Absent any such transaction that provides significant additional funding to the Company, our ability to continue business as a going concern beyond the first quarter of 2001 will be severely challenged. Please refer to the detailed disclosures contained in our financial statements, "Factors Affecting Our Operating Results, Business and Stock Price" and elsewhere in this annual report for additional disclosures on our business condition.

As used in this annual report, the terms "we," "Network Commerce," and "the Company" mean Network Commerce Inc. and its subsidiaries.

During the last fiscal years, we acquired several businesses. See Note 3 to our Consolidated Financial Statements included with this report for more information about these acquisitions.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

A summary of net sales to unaffiliated customers, operating earnings (for fiscal year ended December 31, 2000 only) and identifiable assets attributable to our business segments for fiscal years 1998, 1999 and 2000 is incorporated by reference herein by reference to Note 17 of our Consolidated Financial Statements for the year ended December 31, 2000.

INDUSTRY BACKGROUND

RAPID GROWTH OF THE INTERNET

The Internet has grown in less than a decade from a limited research tool into a global network consisting of millions of computers and users. International Data Corporation, or IDC, estimates that at the end of 2000 there were more than 121 million Web users in the United States and more than 337 million Web users worldwide, and that by the end of 2003 the number of Web users will increase to 177 million in the United States and to more than 502 million worldwide. The Internet has also become an increasingly important tool for small businesses. There are more than 25 million small businesses (businesses with fewer than 100 employees) in the United States, comprising 95% of all businesses. By 2001, of those 25 million, more than 4 million will use the Internet to grow and manage their businesses online.

The Internet itself, with more than three billion pages, is growing at a rate of five million pages per day. Presently more than 35 million domain names have been registered worldwide, 69% in the US alone. Each week, more than 360,000 new domain names are registered. By 2003, it is expected that 160 million domains will be registered worldwide.

CHALLENGES TO CONDUCTING BUSINESS OVER THE INTERNET

Businesses, merchants, and individuals are increasingly finding that they need an online presence to take advantage of the rapid growth and benefits of the Internet. To conduct business online effectively and efficiently, however, businesses and merchants must address a number of challenges:

     ESTABLISHING A PRESENCE ON THE INTERNET. Businesses and individuals must be able to easily and cost-effectively establish a presence on the Internet. Especially for very small businesses, the benefits must outweigh the costs, which include domain name registration to hosting to building a Web site.

     BUILDING AND MAINTAINING AN ONLINE PRESENCE. Businesses and merchants must design and implement the look and feel of their online stores and custom Web sites in a way that provides a rich, easy-to-use and generally satisfying end-user experience that fosters buying and repeat visits. Storefront design must promote the merchants' brands, identities and product information through the use of graphics, images and text content. Technologies and services must be easy to use and affordable to create a low-cost entry point to conducting commerce online.

     TARGETING CUSTOMERS EFFICIENTLY. Businesses must be able to have access to potential customers with the appropriate demographics to successfully promote their businesses.

     VISIBILITY AND CUSTOMER ACQUISITION. Merchants need to effectively communicate with their targeted online audience to maximize the number of visits to, and purchases from, their Web sites. Online merchants seeking to establish a brand and traditional merchants with established brands both need to create visibility online and to differentiate themselves from the significant number of competitors selling products and services on the Internet. Achieving widespread brand recognition and customer loyalty in a
     crowded  market  where consumers  are  inundated  with   Internet-related
     advertising requires a comprehensive and focused marketing strategy to reach the desired audience. These efforts require a broad range of both online and traditional marketing techniques, ranging from banner and hyperlink advertisements or e-mail communications to traditional methods, such as direct mail. In order to attract the highest number of desired online shoppers, merchants need to employ creative marketing solutions that position their products and services more effectively than those of their many competitors.

     TRANSACTION PROCESSING. Businesses and merchants must implement solutions that enable them to efficiently and effectively process orders once they are placed. Online transaction processing is complex and involves a number of elements including secure, dependable, automated real-time payment authorization, calculation of tax and shipping charges, order tracking and customer service. Online orders for physical goods must be transmitted to fulfillment centers, distributors or merchant-owned distribution centers for shipment of goods.

In light of these challenges, businesses and merchants that choose to internally develop and maintain an Internet presence must invest a significant amount of capital and technical resources. Technology infrastructure evolves rapidly, necessitating timely implementation and upgrades. The lengthy and often cost-prohibitive nature of in-house development and maintenance has caused an increasing number of businesses and merchants to outsource some or all of their e-commerce capability development to third-party service providers. Outsourced solutions offer convenience and savings, but most service providers specialize in specific, limited aspects of an Internet merchant's business. Merchants who outsource their e-commerce capability development typically must devote significant technical expertise and other resources to coordinate multiple vendors and integrate various components.

As technologies evolve and online businesses and merchants proliferate, small businesses and merchants have an increased need and demand for outsourced e-commerce solutions that seamlessly integrate every aspect of an online business from storefront development to marketing services, transaction processing and fulfillment.

THE NETWORK COMMERCE SOLUTION

We provide a comprehensive technology and services platform including domain registration services, hosting services, commerce services, one-to-one marketing services, business services, wireless technology, and online marketplaces.

Key benefits of our solution include:

     A FULL SUITE OF TECHNOLOGY AND SERVICES. We provide businesses and individuals with the ability to establish a presence on the Internet; build, manage, and grow an online store; and market products and services via one-to-one marketing. Our extensive commerce services and business services allow businesses to find the information, tools and services they need to grow their businesses - online and offline. Our goal is to be a one-stop shop for small- to medium-size businesses looking to build, grow and manage an online business. Our technologies and services are presented in a way that makes establishing and managing an online presence easy and affordable for businesses and individuals.

     ACCESS TO AN EXTENSIVE DATABASE OF CUSTOMERS. Through our Ubarter.com, Registrars.com, Ehost.com and b2bNow.com Business Center sites, we have established an extensive database of customers which we can access to cross-promote our own products and services, or those of third-party customers.

     A DO-IT-YOURSELF SOLUTION. With the growth in the number of small- and medium-sized businesses online, and the number of individuals wishing to establish a personal presence online, our products and services are highly automated and easy to use for people with little or no technology background.

     COMPREHENSIVE TECHNOLOGY PLATFORM. We provide a flexible, scaleable technology platform from which we can tailor solutions to meet the changing needs of our customers. Our platform is a combination of third-party technologies and technologies that we have developed. We also have serving and hosting capabilities that enable our clients to outsource the storage and transmission functions of their online operations. This technology provides merchants with a high level of reliability, 24 hours a day, 7 days a week. Using data centers with redundant servers, continuous monitoring and high speed Internet connections; we can provide customers with the performance they require for uninterrupted e-commerce operations.


STRATEGY

Our goal is to be a leading provider of technology infrastructure and services for businesses. We plan to achieve this goal through the following strategies, which are dependant upon obtaining additional financing as discuss in the section of the document entitle "Risks Related to Our Business":

     EXPAND TECHNOLOGY INFRASTRUCTURE AND SERVICES OFFERINGS FOR BUSINESSES. We plan to continue to add new features and functionality to our comprehensive technology and services packages, including expanding our domain registration and hosting services, our one-to-one marketing services, and our commerce and business services.

     DOMAIN REGISTRATION AND HOSTING. We plan to continue to expand our capabilities in these areas to include domain auctions, domain reselling, and the registration of new and multilingual top-level domains. We plan to continue to adopt new strategies to bridge our domain registration and hosting capabilities and encourage businesses and individuals who register domains to utilize our other technologies and services.

     ONE-TO-ONE MARKETING. We plan to continue to increase our base of registered users and expand the profiles for each user in order to provide more highly targeted marketing services to customers of our one-to-one marketing solutions.

     COMMERCE SERVICES AND BUSINESS SERVICES. We intend to continue to expand our offerings for businesses interested in building an online presence to conduct commerce over the Internet through our FreeMerchant.com platform. This currently includes plans to release periodic upgrades as we improve technology and services. We also intend to continue to expand content and services to business customers of our b2bNow.com Business Center, which helps businesses start, manage and promote online or offline businesses, by providing access to tools, services and resources.

OUR PRODUCTS AND SERVICES

TECHNOLOGY INFRASTRUCTURE AND SERVICES

We provide a comprehensive technology and services platform, including:

     DOMAIN NAME REGISTRATION SERVICES. Through Registrars.com, a division of Network Commerce, we are a leading ICANN-accredited registrar specializing in the registration of top-level domain names. The company currently has more than 600,000 registered domains. We combine reliable domain registration with industry-leading customer support services to deliver a highly efficient registration system for business customers and individuals. We facilitate the registration of top-level domains (.com, .net and .org) in different languages including English, Chinese, Japanese and Korean, as well as country domains such as .tv and .ws. Our services include real-time domain name search and registration, online account management, customer support and domain-related resources. We believe this service is a key point of entry for businesses and individuals on the Internet. We also offer global partner, referral partner and affiliate partner programs for resellers, which extend our reach in this area.

     HOSTING SERVICES. Network Commerce offers domain name and hosting packages for businesses and individuals wishing to establish an Internet presence. Standard features include account control panel, email POP/Webmail accounts, email aliases, Web site statistics and Secure Sockets Layer (SSL) servers. As part of our overall technology and services package, our hosting services provide small and medium-size businesses with an affordable way to get started online.

     COMMERCE AND PAYMENT PROCESSING SERVICES. Network Commerce operates an award-winning e-commerce technology and application service provider, FreeMerchant.com, offering e-commerce products and services to small businesses. This includes online store-builder technology, secure shopping cart, hosting and a variety of services that provide businesses with a low-cost entry point to e-commerce. Depending on the size of the business and its needs, we offer four membership packages with varying levels of products and services to manage and grow an online business. We believe our FreeMerchant.com is one of the most competitive services of its kind on the market today. For paid members of FreeMerchant.com, we have developed InternetMall.com, a marketplace where consumers can shop among and purchase products from our FreeMerchant members.

          We provide services to operate and maintain online stores on behalf of our listed merchants. We use data centers with redundant servers, 24-hour monitoring and support and high-speed Internet connections to provide customers with continuous e-commerce operations. We also provide merchants with detailed electronic and hard copy reports summarizing visits to and transactions made at their online stores.

          Go Software, a payment processing division of Network Commerce, enables businesses to process Credit Cards, ATM/Debit Cards and Check Guarantee Services with it's premier product PCCharge Pro. Go Software is an industry leader that currently interacts with 34 payment processors and provides payment processing solutions with over 32,000 merchants. Go Software's latest product is the RiTA Server payment processing engine, which is a highly scalable, multi-platform application supporting high-volume, multi-threaded transaction processing. Engineered with speed, scalability and throughput in mind, RiTA Server provides TCP/IP connectivity directly to processing companies. For security, it use advanced encryption methods. To exchange information with merchants and shoppers on its Web sites, our network servers use software that complies with the SSL protocol, the predominant method for managing the security of transmissions over a network.


     BUSINESS SERVICES. Network Commerce provides businesses, through the Ubarter.com and b2bNow.com Business Center, with information, tools and services to start, manage and promote online and offline products and services. The services and resources offered by the b2bNow.com Business Center include news and information, access to tools such as domain registration, hosting, online store building, a business directory featuring more than 851,000 businesses in more than 230 countries, and access to resources including business travel, customer care, eBusiness, finance, IT solutions, sales and marketing and telecommunications.

     ONE-TO-ONE MARKETING SERVICES. Utilizing our various customer databases, Network Commerce sends emails for some third parties and to cross-promote our products and services. The lists are often demographically segmented, such as by: gender, residential location, marital status, family size, occupation, income, Internet use habits, purchasing choices and patterns, and leisure activities and interests. The emails usually contain offers, alerts, news, or other information. In 2001, Network Commerce plans to offer a full suite of solutions to clients with an a la carte option: develop email-relevant content, design clients' creative email format (Flash, HTML, text-only, etc.), provide targeted mailing lists, send email campaigns, and track results (open rates, click-throughs, response rates, purchase rates, etc). Network Commerce's email lists were generated primarily through SpeedyClick.com that was shutdown in April 2001, accordingly, Network Commerce will need to obtain new email addresses through other channels in the future.

CUSTOMERS

As of December 31, 2000, Network Commerce had approximately 13,000 Ubarter.com members, approximately 213,000 FreeMerchant.com members, and approximately 850,000 businesses on b2bNow.com. The total number of businesses utilizing our technology was approximately 325,000, including members or customers of Ubarter, FreeMerchant, syndicate sites, business domain names registration and transaction processing.

SALES AND MARKETING

SALES

Our sales strategy is designed to expand our business and consumer customers specifically through the increased acquisition of paying customers and through development of additional revenue opportunities by cross-selling and up-selling additional products and services to our existing customers. We sell our merchant services through online tools as well as through our direct and indirect sales force. Our indirect sales force consists of over 2,800 third party global and affiliate partners. Our direct sales organization targets businesses and merchants seeking our online products and services. These employees are currently located at our headquarters in Seattle, Washington. Our success in these areas will depend on our ability to cultivate larger and more highly targeted databases of customers and effectively leverage our network of global and affiliate partners.

MARKETING

We currently employ a variety of traditional and online marketing programs, business development and promotional activities as part of our marketing strategy. We place advertisements on high-profile third-party Web sites and on our own Web sites. We also rely on relationship marketing, including word-of-mouth advertising by merchants and shoppers, email marketing, indirect promotions by merchants with links to our Web sites and indirect advertising arising through use of our services. We believe that relationship marketing will continue to generate a substantial number of new merchant customers, which can then be utilized by prospective businesses wishing to reach our database through our one-to-one marketing services.

To augment our online marketing efforts, we rely on public relations activities, attendance at industry trade shows and direct mail programs to increase awareness of our products and services and to generate additional sales. We intend to continue to participate in joint promotions using online and traditional advertising media.

TECHNOLOGY AND INFRASTRUCTURE

Our products, services, and online marketplaces require the development and deployment of advanced technologies and methodologies. Consequently, we have invested heavily in licensing advanced technologies and in developing a core set of technologies. Our third-party vendors provide relational databases, such as Oracle and Microsoft SQL server, search technologies, ad servers, catalog engines and various back-end automation technologies. Our proprietary technologies include interfaces to customer order fulfillment and payment systems.

Our software runs on system hardware that is hosted and leased at third-party data centers located in Seattle, Washington and Boston, Massachusetts. These data centers are connected to our headquarters in Seattle through high-speed networks. These data centers, as well as the system hardware located at our headquarters, are connected to back-up generators to maintain uninterrupted electrical service and to the Internet through multiple Internet service providers to avoid connectivity problems. Our systems are redundant, and we maintain multiple clustered high-speed routers, multiple clustered load balancing hardware, multiple Web servers and multiple application and database servers. Data for our networks is stored on dedicated high-speed and redundant disk appliances that provide continuous access to the data even if individual disk drives, computers and power supplies fail. Data is backed up regularly and is stored off site at the third-party data centers to provide for data recovery in the event of a disaster. We employ extensive automated and manual monitoring to maintain a high level of network uptime.

Network Commerce currently manages more than 225,000 hosted e-commerce sites, more than 4,000 hosting customers, more than 500 servers, and bandwidth of 50 megabits per second. The company has invested more than $100 million to build a robust infrastructure.

We believe that our future success will depend in part on our ability to license, develop and maintain advanced technologies.

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

We were issued two United States patents in 2000 and currently have six patent applications pending. Network Commerce currently relies on its own advertisement serving technology. Our ad serving technology collects and uses data derived from user activity on our Web sites and those of our merchants' customers that we maintain. This data is intended to be used for targeted marketing and predicting advertisement performance. Although we believe that we have the right to use such data, trade secret, copyright or other protection may not be available for such information or others may claim rights to such information.

RESEARCH AND DEVELOPMENT

Our research and development efforts are directed toward improving the design and functionality of our online marketplaces, improving our network systems and enhancing the technology underlying the features of our e-commerce products and services. In 2000, our research and development resulted in the creation of a wireless Internet group, the creation of infrastructure for our email marketing business, the creation of a flexible registration system and development of a data warehouse for analyzing visitor profiles. Research and development expenses were $4.4 million in 1998, $8.9 million in 1999 and $24.2 million in 2000. We anticipate reducing our research and development investment in 2001.

COMPETITION

The market for Internet technology infrastructure and services and online marketplaces is intensely competitive, highly fragmented and rapidly changing. Barriers to entry are not significant and we expect competition to intensify in the future. Although we believe very few companies currently offer the range of technology and enabling solutions offered by Network Commerce, many companies offer alternatives to one or more of our products and services. These companies include InfoSpace, Inc., Yahoo!, Inc., Network Solutions, Register.com and many others.

The number of companies providing products and services that compete with ours is large and increasing at a rapid rate. Many of our competitors and potential competitors have substantially greater financial, technical, marketing and other resources. We expect that additional companies which to date have not had a substantial commercial presence on the Internet or in our markets, will offer competing products and services. In addition, as the use of the Internet and online products and services increases, larger well-established and well-financed entities may continue to acquire, invest in or form joint ventures with portals and providers of Internet technology infrastructure and services, and existing portals and providers of technology infrastructure and services may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face.

EMPLOYEES

At April 1, 2001, we had approximately 240 employees. We are not subject to any collective bargaining agreements.

FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS AND STOCK PRICE

You should carefully consider the risks described below and the other information in this annual report. While we have attempted to identify the primary known risks that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information in this annual report, including the Consolidated Financial Statements and related Notes.

RISKS RELATED TO OUR BUSINESS

WE WILL NEED ADDITIONAL FINANCING AND WE HAVE RECEIVED A "GOING CONCERN" OPINION FROM OUR ACCOUNTANTS

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through the first quarter of 2001. Consequently, we will require substantial additional funds to continue our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, which we may not be able to obtain. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our Company.

Our inability to secure additional financing would have a material adverse effect on whether we would be able to successfully implement our proposed business plan and our ability to continue as a going concern. Our independent accountants have issued a "going concern" opinion in their report to our financial statements for the year ended December 31, 2000, citing recurring operating losses, reduced working capital and violation of debt covenants. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.

FAILURE TO RESTRUCTURE OUR PAYMENTS TO OUR CREDITORS COULD RESULT IN OUR BANKRUPTCY

We are receiving increasing pressure for payments from trade creditors and are seeking to restructure the payment terms; however, there is no assurance that we will be able to do this. If we are unable to reach agreement with certain trade creditors regarding the restructuring of payment terms, our creditors may seek to file a petition in bankruptcy against us, or we may need to seek protection of the bankruptcy court.

IF WE FAIL TO REMAIN IN COMPLIANCE WITH TERMS OF OUR CONVERTIBLE NOTES AND OTHER DEBT OBLIGATIONS, OUR ABILITY TO CONTINUE AS A GOING CONCERN WILL BE CHALLENGED

On September 28, 2000, in connection with the closing of a private placement, we issued convertible promissory notes in the aggregate principal amount of $20.0 million (the "Convertible Notes") to Capital Ventures International ("CVI"). In connection with the private placement, we also issued to CVI warrants to purchase up to 4,050,633 shares of our common stock at an exercise price of $10.375 per share. The warrants have a term of 5 years. The Convertible Notes bear interest of 6%, compounded annually. As of December 31, 2000, the principal amount of the Convertible Notes was $15.0 million.

On April 3, 2001, we received a notice of default from CVI for an alleged violation of certain covenants of the Convertible Notes and the Securities Purchase Agreement relating thereto. The notice of default demanded that we redeem the Convertible Notes on or before April 9, 2001 for an amount equal to $17.25 million. We responded to the notice of default on April 4, 2001 and denied that an event of default occurred under the Notes. If we are found to be in default of the Convertible Notes and if the default is not cured, or waived by the holder of the Convertible Notes, and we are required to redeem the amounts outstanding under the Convertible Notes, the holder could seek remedies against us, which may include penalty rates of interest, immediate repayment of the debt and the filing of an involuntary petition in bankruptcy. In addition, we may have no alternative but to file a petition in bankruptcy. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors, there is likely to be insufficient assets remaining for any distribution to shareholders.

OUR CONTINUED NASDAQ NATIONAL MARKET LISTING IS NOT ASSURED, WHICH COULD MAKE IT MORE DIFFICULT TO RAISE CAPITAL AND WHICH COULD RESULT IN A DEFAULT UNDER OUR CONVERTIBLE NOTES

Our common stock is presently listed on the Nasdaq National Market. In order to maintain such listing, we must continue to satisfy on-going listing requirements, some of which we currently do not satisfy. Potential events that could lead to our delisting from the Nasdaq National Market include:

     failure to maintain a minimum bid price for the common stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether or not tangible net assets for the company are greater than or less than $4 million; o failure to maintain an audit committee which comports to the independence and other standards of the Nasdaq and the SEC;

     failure to maintain a sufficient number of independent directors on our board of directors; and

     failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

Our common stock has been trading below the $1 minimum bid requirement, which could lead to Nasdaq's initiation of delisting procedures at any time. Furthermore, on April 16, 2001, we received the written resignation of Mr. Brett Maxwell, an independent director. As a result of this resignation, we now have only two independent directors. Accordingly, we no longer satisfy Nasdaq's audit committee requirements which, among other things, require us to maintain an audit committee of at least three members comprised solely of independent directors. Our failure to satisfy such audit committee requirements could lead to Nasdaq's initiation of delisting procedures at any time. There can be no assurances that there will not be additional resignations from the board of directors or that suitable replacement board members can be found.

If we lose our Nasdaq National Market status, our common stock would trade either on the Nasdaq Small Cap market or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. Among other things, our common stock would then constitute "penny stock," which would place increased regulatory burden upon brokers, making them less likely to make a market in the stock. Loss of our Nasdaq National Market status could make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state blue sky laws. Loss of our Nasdaq National Market status would also be deemed an event of default under our Convertible Notes.

WE HAVE A HISTORY OF LOSSES

We incurred net losses of $24.7 million for the year ended December 31, 1998, $75.9 million for the year ended December 31, 1999 and $262.0 million for the year ended December 31, 2000. At December 31, 2000, we had an accumulated deficit of $367.3 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development. As a result, we must generate significant revenues to achieve and maintain profitability. There can be no assurance that we will ever become profitable on an annual basis. We expect that our sales and marketing research and development and general and administrative expenses will decrease in absolute dollars but may increase as a percentage of revenues.

Many of our cost-basis investments in early-stage technology companies have uncertain futures primarily related to the general decline in the technology companies and many of our acquisitions are losing money. If our cost-basis investments and acquisitions are not successful, we will incur additional losses from asset impairment charges, lease and employee terminations and other restructuring costs. See subsequent events.

OUR FUTURE REVENUES ARE UNPREDICTABLE AND WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE FROM PERIOD TO PERIOD

Our business model has been applied to the Internet only since the mid-1990's and continues to evolve. Therefore, we have limited experience in planning the financial needs and operating expenses of our business. It is difficult for us to accurately forecast our revenues in any given period. We do not expect to be able to sustain our recent revenue growth rates and may not obtain sufficient revenues to achieve profitability or become cash flow positive. If our revenues in a particular period fall short of our expectations, we will likely be unable to quickly adjust our spending in order to compensate for that revenue shortfall.

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

     registration services related to the introduction of new top level domains;

     a decrease in the growth of Internet usage; and o the pricing policies of our competitors.

Period-to-period comparisons of our operating results are not a good indicator of our future performance, particularly in light of recent changes in our business focus. It is likely that our operating results in some quarters may not meet the expectations of stock market analysts and investors and this could cause our stock price to decline.

OUR RAPID GROWTH AND EVOLUTION MAY MAKE IT DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS

Network Commerce was incorporated in January 1994 and operated initially as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In August 1998, we launched our first online marketplace, ShopNow.com. In January 2001, we announced plans to discontinue the ShopNow.com marketplace. In March 2001, we announced plans to discontinue our gaming and entertainment site, SpeedyClick.com. In recent months, we have increasingly focused on developing and providing technology infrastructure and domain registration services and operating portal sites. Due to the recent shifts in our business focus, our historical results are likely not indicative of our future performance and you may have difficulty evaluating our business and prospects.

OUR BUSINESS MODEL IS UNPROVEN AND CHANGING

We provide technology infrastructure and services and operate portal sites. We have limited experience as a company, particularly with these businesses.
Additionally, the Internet, on which our business model relies, is still unproven as a business medium. Accordingly, our business model may not be successful, and we may need to change it. Our ability to generate sufficient revenues to achieve profitability or become cash flow positive will depend, in large part, on our ability to successfully market our technology infrastructure services and portal sites to businesses and consumers.

IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID CHANGE OF OUR OPERATIONS OUR BUSINESS WILL SUFFER

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are diversifying and changing the scope of our operations. While our operations have been changing, we have reduced our overall number of employees from approximately 600 in October 2000 to approximately 240 in April 2001. These changes in our business plan and reduction in personnel have placed, and will continue to place, a significant strain on our management systems, infrastructure and resources. Simultaneously, the reduction in our workforce may make it more difficult to execute and implement our business plan. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to adapt to any of the foregoing areas efficiently and effectively could cause our business to suffer.

ANY FUTURE GROWTH MAY DEPEND ON OUR ABILITY TO MAKE AND SUCCESSFULLY INTEGRATE ADDITIONAL ACQUISITIONS

Our success depends on our ability to continually enhance and expand our e-commerce enabling products and services and domain registration and hosting services in response to changing technologies, customer demands and competitive pressures. Consequently, we have acquired complementary technologies or businesses in the past, and intend to do so in the future. If we are unable to identify suitable acquisition targets, or if we are unable to successfully complete acquisitions and successfully integrate the acquired businesses, technologies and personnel, our ability to increase and enhance product and service offerings will be negatively impacted. This could cause us to lose business to our competitors and our operating results could suffer.

acquisitions involve a number of risks

We have actively sought to identify and acquire companies with attributes complementary to our products and services. Since January 1, 1999, we have acquired twelve companies. Acquisitions that we make may involve numerous risks, including:

     failure to conduct an adequate investigation of the financial, business or operational condition of companies we acquire;

     diverting management's attention from other business concerns;

     being unable to maintain uniform standards, controls, procedures and policies;

     entering markets in which we have no direct prior experience;

     improperly evaluating new services and technologies or otherwise being unable to fully exploit the anticipated opportunity; and

     being  unable  to   successfully   integrate   the   acquired   businesses,
     technologies, other assets and personnel.

If we are unable to accurately assess any newly acquired businesses or technologies, our business could suffer. For example, in August 2000 we acquired Ubarter for approximately $61.7 million. Ubarter had developed a multi-merchant e-commerce purchasing tool and universal shopping cart technology. Early in the fourth quarter 2000, we launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision of the original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets, including goodwill, was $51.6 million. Based on recent comparable sales of other barter exchange systems, management determined the fair value of Ubarter.com to be approximately $5.0 million. As a result, the Company recognized an impairment charge of $46.6 million in 2000. We have also had to write off in 2000 substantially all the purchase price for our acquisitions of AXC, WebCentric and Cortix. In June 1998 we acquired e-Warehouse and CyberTrust. These companies had developed payment processing technologies that we planned to utilize as part of our e-commerce products and services. However, we are not currently utilizing the acquired technologies, and we have determined that the technologies have no other use or value to us. Because we are not using the acquired technologies, we wrote off substantially all of the $5.4 million aggregate purchase price for e-Warehouse and CyberTrust in 1998. Additionally, in the first quarter of 2001, we incurred write-offs due to further restructuring. Future acquisitions may involve the assumption of obligations or large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of the factors listed above would adversely affect our results of operations.

In addition, in order to finance any future acquisition, we may need to raise additional funds through public or private financings. In this event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and that may result in dilution to our shareholders.

OUR SUCCESS DEPENDS UPON ACHIEVING ADEQUATE MARKET SHARE TO INCREASE OUR REVENUES AND BECOME PROFITABLE

Our success depends upon achieving significant market penetration and acceptance of our products and services. We have only recently begun to expand our technology infrastructure services. We may not currently have adequate market share to successfully execute our business plan. If we are unable to reach and retain substantial numbers of businesses, merchants and shoppers, our business model may not be sustainable.

To successfully market and sell our products and services we must:

     become recognized as a leading provider of technology infrastructure and services;

     enhance existing products and services;

     add new products and services and increase awareness of these products and services;

     complete projects on time;

     increase the number of businesses and merchants using our e-commerce products and services and online marketplaces; and

     continue  to  increase  the   attractiveness  of  the   Registrars.com  and
     Freemerchant.com Web sites to businesses and other users.

WE FACE SIGNIFICANT COMPETITION

The market for our products and services is highly competitive, and we expect competition to intensify in the future. Barriers to entry are not significant. Our failure to compete effectively could result in the following:

     fewerbusinesses and merchants relying upon our enabling solutions or using our technology infrastructure products and services;

     the obsolescence of the technology underlying our products and services;

     a decrease in traffic on our Web sites; and

     a reduction in the prices of or profits on our products and services.

The number of companies providing technology infrastructure services, portal sites and e-commerce enabling products and services is large and increasing at a rapid rate. We expect that additional companies, which to date have not had a substantial commercial presence on the Internet or in our markets, will offer competing products and services. Companies such as InfoSpace Inc., Yahoo! Inc., Register.com and Network Solutions offer alternatives to one or more of our products and services.

Many of our competitors and potential competitors have substantial competitive advantages as compared to us, including:

     larger customer or user bases;

     the ability to offer a wider array of technology infrastructure products and solutions;

     greater name recognition and larger marketing budgets and resources;

     substantially greater financial, technical and other resources;

     the ability to offer additional content and other personalization features; and

     larger production and technical staffs.

These advantages may enable our competitors to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly.

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

WE CANNOT PREDICT WITH ANY CERTAINTY THE EFFECT THAT NEW GOVERNMENTAL AND REGULATORY POLICIES, OR INDUSTRY REACTIONS TO THOSE POLICIES, WILL HAVE ON OUR DOMAIN REGISTRATION BUSINESS

Before April 1999, the domain name  registration  system for the .com,  .net and
 .org domains was managed by Network Solutions pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized the Internet Corporation for Assigned Names and Numbers, commonly known as ICANN, to oversee key aspects of the Internet domain name registration system. We cannot predict with any certainty that future measures adopted by the Department of Commerce or ICANN will benefit us or that they will not materially harm our business, financial condition and results of operations. In addition, we continue to face the following risks:

     the U.S. government may, for any reason, reassess its decision to introduce
     competition   into,  or  ICANN's  role  in  overseeing,   the  domain  name
     registration market;

     the Internet community may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system; and

     ICANN may revoke or fail to renew our accreditation, or attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations.

OUR BUSINESS WILL SUFFER IF WE FAIL TO MAINTAIN OUR STRATEGIC BUSINESS RELATIONSHIPS OR ARE UNABLE TO ENTER INTO NEW RELATIONSHIPS

An important element of our strategy involves entering into business relationships with other companies. Our success is dependent on maintaining our current contractual relationships and developing new strategic relationships. These contractual relationships typically involve joint marketing, licensing or promotional arrangements. For example, we have entered into a Registrar Accreditation Agreement with ICANN, a Registrar License and Agreement with Network Solutions, Inc., a licensing and co-marketing agreement with Chase Manhattan Bank, and a marketing agreement with About.com, Inc. Although these relationships are an important factor in our strategy because they enable us to enhance our product and service offerings, the parties with which we contract may not view their relationships with us as significant to their own businesses. Most of these relationships may be terminated by either party with little notice. Accordingly, in order to maintain our strategic business relationships with some of these partners we will need to meet our partners' specific business objectives, which may include incremental revenue, brand awareness and implementation of specific e-commerce applications. If our strategic business relationships are discontinued for any reason, or if we are unsuccessful in entering into new relationships in the future, our business and results of operations may be harmed.

WE MAY NOT DERIVE SUBSTANTIAL BENEFITS FROM OUR STRATEGIC RELATIONSHIPS

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

WE DEPEND ON OUR KEY PERSONNEL FOR SUCCESSFUL OPERATION OF OUR BUSINESS

Our success depends on the skills, experience and performance of our senior management and other key personnel. Our key personnel include Dwayne Walker, our Chairman and Chief Executive Officer, Randy Cerf, our Executive Vice President and Chief Financial Officer, Ganapathy Krishnan, Ph.D., Executive Vice President and Chief Technology Officer, Anne-Marie Savage, Executive Vice President, One-to-One Marketing, Jennifer Rogers, Senior Vice President, Commerce Group, Sanjay Arnad, Chief Information Officer, Stephen D. Smith, Vice President of Finance and Tony Abruzzio, General Manager of Go Software, Inc. All key personnel listed above have employment agreements with Network Commerce. Many of our executive officers have joined us within the past three years. If we do not quickly and efficiently integrate these new personnel into our management and culture, our business could suffer. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer.

OUR ABILITY TO DEVELOP AND INTEGRATE INFRASTRUCTURE TECHNOLOGIES IS SUBJECT TO UNCERTAINTIES

We have limited experience delivering our technology infrastructure products and services. In order to remain competitive, we must regularly upgrade our technology infrastructure products and services to incorporate current technology, which requires us to integrate complex computer hardware and software components. If we do not successfully integrate these components, the quality and performance of our online offerings may be reduced. While these technologies are generally commercially available, we may be required to expend considerable time and money in order to successfully integrate them into our products and services and this may cause our business to suffer. We must also maintain an adequate testing and technical support infrastructure to ensure the successful introduction of products and services.

OUR COMPUTER SYSTEMS MAY BE VULNERABLE TO SYSTEM FAILURES

Our success depends on the performance, reliability and availability of the technology supporting our products and services. Our revenues depend, in large part, on the number of businesses and consumers that use our products and services. This depends, in part, upon our actual and perceived reliability and performance. Any inability to provide our products and services could cause us to lose customers and therefore lose revenue. Substantially all of our computer and communications hardware is located at leased and third-party facilities in Seattle, Washington. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. In addition, due to the ongoing power shortages in California, the Pacific Northwest may experience power shortages or outages. These power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse affect on our operating results. Because we presently do not have fully redundant systems or a formal disaster recovery plan, a systems failure could adversely affect our business. In addition, our computer systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which may lead to interruptions, delays, loss of data or inability to process online transactions for our clients. We may be required to expend considerable time and money to correct any system failure. If we are unable to fix a problem that arises, we may lose customers or be unable to conduct our business at all.

OUR BUSINESS MAY BE HARMED BY DEFECTS IN OUR SOFTWARE AND SYSTEMS

We have developed custom software for our network servers and have licensed additional software from third parties. This software may contain undetected errors or defects. We may be unable to fix defects in a timely or cost-effective manner.

WE WILL NEED TO EXPAND AND UPGRADE OUR SYSTEMS IN ORDER TO MAINTAIN CUSTOMER SATISFACTION

We must expand and upgrade our technology, transaction processing systems and network infrastructure if the number of businesses and merchants using our e-commerce products and services and online marketplaces, or the volume of traffic on our Web sites or our clients' Web sites, increases substantially. We could experience periodic capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our products or services or our Web sites, or when we must expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business.

OUR INTERNATIONAL OPERATIONS INVOLVE RISKS

We are subject to risks specific to Internet-based companies in foreign markets. These risks include:

     delays in the development of the Internet as a commerce medium in international markets;

     restrictions on the export of encryption technology; and

     increased risk of piracy and limits on our ability to enforce our intellectual property rights.

In addition, we have been developing business opportunities in Canada and Asia. We may be unable to develop sufficient relationships in Canada or Asia to take advantage of business opportunities there. In recent periods, the Asia Pacific and Canadian economies have experienced weakness. If these economies continue to exhibit weakness, our efforts to develop business opportunities in these areas and our ability to grow these markets could be impaired. In addition, the failure to succeed in these markets could impair our ability to enter other international markets.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard our intellectual property rights as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers and others to protect our proprietary rights. Despite our precautions, unauthorized third parties might copy portions of or reverse engineer our software and use information that we regard as proprietary. We currently have been granted two patents and have six patent applications pending in the United States Patent and Trademark Office covering different aspects of our product architecture and technology. However, there is no assurance that any pending patent application will result in an issued patent, or that our existing patents or any future patent will not be challenged, invalidated or circumvented, or that the rights granted under any patent will provide us with a competitive advantage. The laws of some countries do not protect proprietary rights to the same extent as do the laws of the

United States, and our means of protecting our proprietary rights abroad may not be adequate. Any misappropriation of our proprietary information by third parties could adversely affect our business by enabling third parties to compete more effectively with us.

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

IF THE SECURITY PROVIDED BY OUR E-COMMERCE SERVICES IS BREACHED, WE MAY BE LIABLE TO OUR CLIENTS AND OUR REPUTATION COULD BE HARMED

A fundamental requirement for e-commerce is the secure transmission of confidential information of businesses, merchants and shoppers over the Internet. Among the e-commerce services we offer to merchants are security features such as:

     secure online payment services;

     secure order processing services; and

     fraud prevention and management services.

Third parties may attempt to breach the security provided by our e-commerce products and services or the security of our clients' internal systems. If they are successful, they could obtain confidential information about businesses and shoppers using our online marketplaces, including their passwords, financial account information, credit card numbers or other personal information. We may be liable to our clients or to shoppers for any breach in security. Even if we are not held liable, a security breach could harm our reputation, and the mere perception of security risks, valid or not, could inhibit market acceptance of our products and services. We may be required to expend significant capital and other resources to license additional encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our clients might decide to stop using our e-commerce products and services if their customers experience security breaches.

RISKS RELATED TO OUR INDUSTRY

WE ARE VULNERABLE TO DOWNTURNS EXPERIENCED BY OTHER INTERNET COMPANIES OR THE INTERNET INDUSTRY IN GENERAL

We derive a significant portion of our revenue from strategic marketing and advertising relationships with other Internet companies and we own equity in a number of Internet companies. At the current time, some of these companies are having difficulty generating operating cash flow or raising capital, or are anticipating such difficulties, and are electing to scale back the resources they devote to advertising, including on our network. Other companies in the Internet industry have depleted their available capital and have ceased operations or filed for bankruptcy protection or may be expected to do so. Difficulties such as these may affect our ability to collect revenues or advances against revenues from our existing partners or advertisers as such amounts become due and may impair the value of the equity we hold in certain of our partners. If the current environment for Internet companies does not improve, our business and financial results may suffer.

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

RAPID TECHNOLOGICAL CHANGE COULD NEGATIVELY AFFECT OUR BUSINESS

Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize the market for our products and services. Our future success will depend in significant part on our ability to improve the performance, content and reliability of our products and services in response to both the evolving demands of the market and competitive product and service offerings. Our efforts in these areas may not be successful. If a large number of our clients adopt new Internet technologies or standards, we may incur substantial expenditures modifying or adapting our products and services to remain compatible with their systems.

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

FUTURE GOVERNMENTAL REGULATION AND PRIVACY CONCERNS COULD ADVERSELY AFFECT OUR BUSINESS

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the
Internet, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to issues such as user privacy, taxation, infringement, pricing, quality of products and services and intellectual property ownership. The adoption of any laws or regulations that have the effect of imposing additional costs, liabilities or restrictions relating to the use of the Internet by businesses or consumers could decrease growth in the use of the Internet, which could in turn decrease demand for our products and services, decrease traffic on our online marketplaces, increase our cost of doing business, or otherwise have a material adverse effect on our business. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or new application or interpretation of existing laws, could have a material adverse effect on our business.

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

WE DO NOT CURRENTLY COLLECT SALES TAX FROM ALL TRANSACTIONS

We do not currently collect sales or other similar taxes on products sold by us and delivered into states other than Washington, California, Georgia, and New York. However, one or more states or foreign countries may seek to impose sales, value added or other tax collection obligations on out-of-state or foreign companies engaging in e-commerce. In addition, any new operation in states outside of those for which we currently collect sales tax could subject shipments into these states to state or foreign sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales, value added or other similar taxes on the sale of merchandise or services could result in liability for penalties as well as substantially higher expenses incurred by our business.

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

     actual or anticipated variations in quarterly results of operations;

     the addition or loss of merchants and shopper traffic;

     announcements of technological innovations, new products or services by us or our competitors;

     announcement that our creditors and lenders seek to file a petition in bankruptcy against us, or that we seek protection of the bankruptcy court;

     changes in financial estimates or recommendations by securities analysts;

     conditions or trends in the Internet, e-commerce and marketing industries;

     changes in the market valuations of other Internet or online service or software companies;

     our announcements of significant acquisitions, strategic relationships, joint ventures or capital commitments;

     additions or departures of key personnel;

     sales of our common stock;

     announcement of a possible delisting from the Nasdaq National Market;

     general market conditions; and

     other events or factors, many of which are beyond our control.

In addition, stock markets, particularly the Nasdaq National Market, have experienced extreme price and volume fluctuations, and in particular the market prices of securities of technology companies, especially Internet-related companies, have declined significantly in recent months. Some of these declines have been unrelated to the operating performance of such companies. The trading price of our common stock has likewise experienced a significant decline in recent months, and fluctuations or declines such as these may continue to affect the market price of our common stock in the future. Substantial sales of our common stock could also cause the stock price to decline.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management's attention and resources.

ITEM 2. PROPERTIES

Our principal executive offices are located in Seattle, Washington, where we lease approximately 50,000 square feet under a lease that expires in August 2004. We lease additional space in various geographic locations for sales and marketing personnel and for our servers. We also lease space in San Francisco, Glendale, and Irvine, California; Phoenix, Arizona; Savannah, Georgia; Wichita, Kansas; and Vancouver, British Columbia for the operations of various subsidiaries. We believe that our current facilities are adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On October 6, 2000, Mall.com, Inc. filed suit against us. The suit is based on a contract between Mall.com and IveBeenGood.com, which we acquired in August 2000. The suit alleges that IveBeenGood.com breached a contract with Mall.com, breached a warranty given to Mall.com and committed fraud and negligent misrepresentation. Mall.com seeks return of cash and stock paid by Mall.com, attorneys' fees and costs, $1 million in direct damages, $15 million in compensatory damages and $32 million in punitive damages. We intend to vigorously defend our position.

On December 20, 2000, an action was initiated in Los Angeles Superior Court styled Futurist Entertainment, Inc. v. Network Commerce, Inc., Jackie Sutphin, SpeedyClick.com, Case No. BC242139. In the complaint plaintiff alleges, among other things, breach of contract and business torts against defendants relating to a Development and Website Agreement ("Development Agreement") between Futurist Entertainment, Inc. and Network Commerce dated February 25, 2000. The website was to serve as the official website for the Jackson 5's upcoming album and world tour. Plaintiff alleges damages "in an amount yet to be ascertained, but in no event less than $4,400,000." We are mounting a vigorous legal defense, and on April 5, 2001, we filed an answer and cross-complaint against S. Jackie Jackson and Futurist Entertainment, Inc. In the answer, we contend, among other things, that Futurist and Jackson thwarted our ability to perform under the Development Agreement. In the cross-complaint, we allege, among other things, securities fraud, fraud, unfair competition, gross negligence and breach of fiduciary duty by both Futurist and Jackson. Additionally, we allege damages "in an amount presently unknown but in excess of $10 million." Jackson and Futurist have yet to respond to the Cross-Complaint or pending discovery. We hold an investment in the common stock of Futurist Entertainment, Inc.

From time to time we are and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. If the Company suffers an adverse judgment in any such legal proceeding or if we incur significant expenses to defend against such proceedings, it will likely have a material adverse effect on our results of operations and financial condition; and could affect our ability to continue business on as a going concern.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during our fourth quarter.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since our initial public offering on September 28, 1999, our common stock has traded on the Nasdaq Stock National Market (currently under the symbol NWKC). The following table shows the range of quarterly high and low closing sales prices of our common stock for our fiscal year 2000, as reported by the Nasdaq National Market.

                                               High             Low

Fiscal year ended December 31, 1999
        Fourth quarter                     $ 23.4375           $ 10.9375

Fiscal year ended December 31, 2000
        First quarter                      $ 21.9375           $ 12.1250
        Second quarter                     $ 12.4375           $  3.5000
        Third quarter                      $  7.6250           $  4.5000
        Fourth quarter                     $  5.5625           $  0.5312


DIVIDENDS

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

HOLDERS

As of April 6, 2001, there were 633 holders of record of our common stock.

Recent Sales Of Unregistered Securities

Between January 1, 2000 and December 31, 2000, we issued and sold unregistered securities as set forth below:

     On January 5, 2000, pursuant to a Licensing and Reseller Agreement, we issued warrants to purchase 50,000 shares of common stock to Inktomi Corporation at an exercise price of $17.00 per share.

     On January 13, 2000, pursuant to a Share Sale and Purchase Agreement between ShopNow.com Inc., 0307952 Nova Scotia Company, and Pronet Enterprise Ltd. (Pronet), we issued 162,508 shares of common stock at $17.60 per share to shareholders of Pronet for all equity securities in Pronet.

     On January 18, 2000, pursuant to an Agreement and Plan of Merger between ShopNow.com Inc., SN Acquisition, Inc., AXC Corporation and certain shareholders of AXC, we issued 540,296 shares of common stock at $17.60 per share to the shareholders of AXC for all the equity securities in AXC.

     On April 11, 2000, in connection with the Agreement and Plan of Merger between Network Commerce, Inc. and FreeMerchant, we issued warrants to purchase 6,749 shares of common stock to BigVine.com, Inc. at an exercise price of $1.48 per share.

     On April 11, 2000, in connection with the Agreement and Plan of Merger between Network Commerce, Inc. and FreeMerchant, we issued warrants to purchase 6,749 shares of common stock to eBay, Inc. at an exercise price of $1.48 per share.

     On May 11, 2000, pursuant to an Agreement and Plan of Merger between Network Commerce, Inc. and FreeMerchant, we issued 2,573,732 shares of common stock at $8.80 per share to shareholders of FreeMerchant for all equity securities in FreeMerchant.

     On May 19, 2000, in connection with the execution of a credit agreement, we issued warrants to purchase 105,820 shares of common stock to Imperial Bank at an exercise price of $5.67 per share. The warrants have a term of 10 years.

     Effective as of June 2, 2000, in connection with the consummation of our acquisition of Ubarter.com, we issued 38,995 shares of common stock to Astra Ventures LLC at $17.31 per share.

     On July 4, 2000, in connection with the consummation of our acquisition of Ubarter.com, we issued 50,000 shares of common stock to Commonwealth Associates L.P. at $5.38 per share.

     On August 24, 2000, pursuant to an Agreement and Plan of Merger between Network Commerce Inc. and IveBeenGood.com, Inc. d/b/a UberWorks, we issued 2,601,562 shares of common stock at $6.13 per share to shareholders of UberWorks for all equity securities in UberWorks.

     On September 28, 2000, pursuant to a Securities Purchase Agreement between Network Commerce Inc. and Capital Ventures International, we sold $20.0 million of convertible notes and warrants. The notes have a one-year term and bear interest at an annual rate of six percent. We issued warrants to purchase up to 4,050,633 shares of common stock at an exercise price of $10.375 per share. The warrants have a term of 5 years.

     On September 29, 2000, in connection with the consummation of the $20.0 million Securities Purchase Agreement between Network Commerce Inc. and Capital Ventures International, we issued warrants to purchase 42,500 shares of common stock to Steven Brathe at an exercise price of $8.39 per share. The warrants have a term of 5 years.

     On September 29, 2000, in connection with the consummation of the $20.0 million Securities Purchase Agreement between Network Commerce Inc. and Capital Ventures International, we issued warrants to purchase 42,500 shares of common stock to Andrew Baum at an exercise price of $8.39 per share. The warrants have a term of 5 years.

     On November 12, 2000, in connection with an Electronic Distribution Agreement between Network Commerce Inc. and Corel Corporation, dated May 19, 1999, we issued warrants to Corel Corporation to purchase 100,000 shares of common stock at $9.00 per share. The warrants have a term of 10 years.

     On December 8, 2000, pursuant to an Agreement and Plan of Merger between Network Commerce, Inc. and ePackets.Net, Inc., we issued 1,616,658 shares of common stock at $1.25 per share to shareholders of ePackets for all equity securities in ePackets.

     On December 22, 2000, pursuant to a Stock Purchase Agreement between Network Commerce, Inc. and Internet Domain Registrars Corp., we issued 11,312,000 shares of common stock at $0.781 per share to shareholders of IDR for all equity securities in IDR.

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

On May 19, 2000, in connection with the consummation of a credit agreement, we issued a term note for $15.0 million or such lesser amount outstanding at any one time. As of December 31, 2000, the principal amount of the note was $9.8 million. The term note bears interest at an annual rate equal to the prime lending rate plus one and one-half percent. Principal and interest under the term note are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003.

On September 28, 2000, in connection with the closing of a private placement, we issued convertible promissory notes in the aggregate principal amount of $20.0 million to Capital Ventures International ("CVI"). In connection with the private placement, we also issued to CVI warrants to purchase up to 4,050,633 shares of our common stock at an exercise price of $10.375 per share. The warrants have a term of 5 years. The promissory notes bear interest of 6%, compounded annually. As of December 31, 2000, the principal amount of the note was $15.0 million.

We have used approximately $17.6 million of the net offering proceeds from our initial and second public offering to repay indebtedness, $118.2 million for working capital paid directly or indirectly to third parties, $28.5 million for the purchase or installation of software and equipment, $23.8 million in connection with business acquisitions, $14.5 million for the purchase of equity securities of various e-commerce companies and approximately $31.5 million for the net purchase of temporary investments consisting of cash, cash equivalents and short-term, interest-bearing, investment-grade securities. We have not used any of the net offering proceeds from our initial public offering for the construction of plant, building or facilities or purchases of real estate. The use of proceeds from our initial public offering does not represent a material change in the use of proceeds described in the registration statement relating to such offering.

ITEM 6. SELECTED FINANCIAL DATA

Due to the acquisitions effected in 1998, 1999 and 2000, we believe that period-to-period comparisons are not meaningful, and you should not rely on them as indicative of our future performance. You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related Notes appearing elsewhere in this annual report.

                                                                              Year ended December 31,
                                                      1995         1996        1997         1998         1999         2000
------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share data
Consolidated Statements of Operations Data:
Revenues                                           $      727    $     993     $   604    $   7,154   $   36,955  $   106,121
Cost of revenues                                          323          430         515        5,849       27,329       59,299
                                                   ------------  ------------  ---------  ----------- ----------  -----------
    Gross profit                                          404          563          89        1,305        9,626       46,822
                                                   ------------  ------------  ---------  ----------- ----------  -----------
Operating expenses:
    Sales and marketing                                   163          610       1,201       12,183       55,072       95,518
    Research and development                                -           25       2,436        4,370        8,885       24,187
    General and administrative                            347          656         918        3,549        8,342       13,978
    Amortization of intangible assets                       -           32         136          730        8,805       80,515
    Stock-based compensation                                -            -           -          182        7,216        6,215
    Impairment of certain long-lived assets                 -            -           -            -            -       46,564
    Restructuring and other impairment charges              -            -           -        5,207            -       64,938
                                                   ------------  ------------  ---------  ----------- ----------  -----------
    Total operating expenses                              510        1,323       4,691       26,221       88,320      331,915
                                                   ------------  ------------  ---------  ----------- ----------  -----------
    Loss from operations                                (106)        (760)      (4,602)     (24,916)     (78,694)    (285,093)
                                                   ------------  ------------  ---------  ----------- ----------  -----------
Nonoperating income (expense):
    Gain on sale of marketable equity securities            -            -           -            -        2,878        5,670
    Interest income (expense)                             (7)         (50)        (164)          171        (127)         469
    Impairment of marketable equity securities and
    cost-basis investments                                  -            -           -            -            -      (32,277)
                                                   ------------  ------------  ---------  ----------- ----------  --- --------
    Total nonoperating income (expense), net              (7)         (50)        (164)          171        2,751     (26,138)
                                                   ------------  ------------  ---------  ----------- ----------  -----------
    Net loss before income tax benefit                  (113)        (810)      (4,766)     (24,745)     (75,943)    (311,231)
Income tax benefit.                                         -            -           -            -            -       49,205
                                                   ------------  ------------  ---------  ----------- ----------  -----------
    Net loss                                       $    (113)    $   (810)     $(4,766)   $ (24,745)  $  (75,943) $  (262,026)
                                                   ===========   ===========   =========  ==========  ==========  ===========

Basic and diluted net loss per share (1)           $   (0.06)    $  (0.40)     $ (1.83)   $   (7.01)  $    (5.80) $     (4.61)

                                                   ===========   ===========   =========  ==========  ==========  ===========


Dollars in thousands
Consolidated Balance Sheet Data:
    Cash and cash equivalents                       $    38      $     12      $  376      $  9,849    $  10,660   $   11,715
    Working capital (deficit)                           (99)         (704)     (2,756)        5,678       74,315        7,688
    Total assets                                        213           272       2,330        23,783      274,174      288,437
    Long-term obligations                                39           288         885         1,837        6,797        5,444
    Total liabilities                                   261         1,102       4,354        10,581       44,961       92,731
    Preferred stock                                       -             -       3,403        35,070            -            -
    Total shareholders' equity (deficit)                (48)         (830)     (2,024)       13,202      229,213      195,706



                                                                                    As of and for the three-months ended
                                                                                March 31,    June 30,    Sept. 30,     Dec. 31,
                                                                                  2000         2000         2000         2000
-------------------------------------------------------------------------------------------------------------------------------
Other Data:
Number of premier merchants listed on the Network
    Commerce Consumer Network (2)                                                 97          125           118           80
Average quarterly revenue per premier merchant                                47,504       71,736        122,831     145,375
Number of businesses listed on the Network
    Commerce Business Network (3)                                            610,000      899,000      1,025,000   1,077,000
Number of businesses utilizing our technology platforms                       19,700      115,000        232,000     325,000


     (1) See Note 2 to the Consolidated Financial Statements for a description of the method used to compute basic and diluted earnings per share.

     (2) Premier merchants include those merchants that contribute greater than10,000 of revenue per month to the Network Commerce Consumer Network.

     (3)  Represents  the number of  businesses  listed in the Network  Commerce
Business Network directory as of the last day of the applicable quarter.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors Affecting Our Operating Results, our Business and Our Stock Price" as well as those discussed in this section and elsewhere in this report.

OVERVIEW

We are a technology infrastructure and services company that offers a comprehensive technology and services platform solution, including domain registration, hosting services, e-commerce servicesand online marketplaces. Our technology and services platform operates across our core infrastructure, which includes four data centers, more than 500 servers, and operates at a bandwidth in excess of 400 megabits per second. Through December 31, 2000, we operated two commerce networks and an eBusiness Services division. The Network Commerce Consumer Network aggregated merchants and shoppers over a distributed network of Web sites, and the Network Commerce Business Network enabled businesses to engage in online activities and transactions with other businesses. The eBusiness services division provided consulting, custom commerce solutions, and integrated marketing services for businesses conducting commerce online. In January 2001, we restructured these groups into the Network Commerce Portal Services and the Network Commerce Infrastructure and Technology ("IT") groups and we shutdown the eBusiness Services division. The Portal Services group includes one-to-one marketing services and various online marketplaces focused on gaming and entertainment. The Network Commerce IT group includes domain name registration, technology and licensing and other business services. As a result of this restructuring, we recognized approximately $64.9 million in restructuring and impairment charges for the year ended December 31, 2000. During our continued restructuring efforts in January 2001, certain of our business units were shut down, which resulted in severance and related payroll charges of approximately $1.1 million and approximately $1.7 million of restructuring charges. Further restructuring efforts in March 2001, included the shutdown of SpeedyClick, the sale of Ubarter Canada and the lay off of 100 employees, which resulted in severance and related payroll charges of approximately $230,000 and approximately $50.0 million of restructuring and impairment charges.

Our consolidated financial statements for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses of $262.0 million for the year ended December 31, 2000 and have accumulated deficits of $367.3 million as of December 31, 2000. The Company has continuously incurred net loss from operations and as of December 31, 2000 has working capital of $7.7 million. These factors raise substantial doubt about our ability to continue as a going concern.

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through the first quarter of 2001. Consequently, we will require substantial additional funds to continue to operate the business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk.

Our plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:

     engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     raising additional capital to fund continuing operations by private placements of equity and/or debt securities; and

     forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

Additional cost-cutting measures could include additional lay-offs and/or the closure of certain business units and facilities.

We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In May 1997, we launched the BuySoftware.com Network, a network of online sites that sold computer products. During 1998, we completed three acquisitions, including the acquisition of Media Assets, Inc., a direct marketing company, we launched ShopNow.com and we began offering merchants e-commerce enabling products and services. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. In June 1999, we ceased operation of the BuySoftware.com Network because we determined it was inconsistent with our evolving strategy. In May 2000, we changed our name to Network Commerce Inc. We consummated five acquisitions during 1999 and seven additional acquisitions during 2000. During the fourth quarter of 2000, we announced the lay off of 209 employees through staff reductions and from the closure of Media Assets, Inc., AXC Corporation, Cortix, Inc. and WebCentric, Inc. In addition, we initiated a restructuring plan to lower costs and improve profitability by shutdown of certain other business units, including ShopNow.com in January 2001, and SpeedyClick.com in March 2001, these restructuring efforts included laying off 145 and 100 employees, respectively.

Through December 31, 2000, we have derived substantially all of our revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

Revenues from the Network Commerce Consumer Network, which was a network of proprietary and affiliated Web sites including www.shopnow.com and licensed affiliates, the BottomDollar Network (including www.bottomdollar.com and licensed affiliates) and www.speedyclick.com were generated primarily from the sale of online marketing services, leads and orders, advertising and merchandising. Revenues from these agreements were recognized as the media or services were delivered to the merchants over the term of the agreements, which typically ranged from one to twelve months. We bore the full credit risk with respect to these sales. In certain circumstances, such as with the www.chaseshop.com portal, we offered products directly to shoppers. In these instances where we acted as merchant-of-record, we recorded as revenue the full sales price of the product sold and recorded the full cost of the product to us as cost of revenues; upon shipment of the product. Shipping charges billed to the customer were included in revenues, and the costs incurred by us to ship the product to the customer were included in cost of sales. In January 2001, to improve margins and to lower costs, we discontinued offering products directly to online shoppers. By March 2001, the Network Commerce Consumer Network was shutdown to further reduce costs.

Revenues  from the  Network  Commerce  Business  Network,  which is a network of proprietary and affiliated Web sites, including www.registrars.com, www.b2bnow.com, www.freemerchant.com, www.domainzero.com and www.ubarter.com, are derived primarily from providing domain registration, web-enablement services, commerce-enablement services, transaction processing, advertising and technology licensing to businesses. Revenues from registrars.com are derived from the sale of domain name registration fees, which are typically paid in full at the time of the sale and are recognized over the registration term, which typically ranges from one to three years. Revenues from b2bNow.com are generated primarily from the sale of advertising and merchandising products and services similar to those sold on the Network Commerce Consumer Network. Revenues from Ubarter.com are generated from transaction fees earned from member businesses that transact over the Ubarter exchange system as well as from products sold by Ubarter.com to other member merchants of the Ubarter exchange system. Revenues from services are generated principally through development fees, domain registration fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. We recognize revenues from the development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to twelve months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. We bear the full credit risk with respect to these sales. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance.

Revenues are also generated from fees paid to us by businesses and merchants who license our technology; transaction processing, fraud prevention, and online payment gateways, as well as other e-commerce enabling technologies. Revenues include licensing fees, per-transaction fees and in certain cases monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Businesses and
merchants who utilize our payment processing technologies act as the merchant-of-record and bear the full credit risk on those sales of goods and services.

We recognize revenues from barter transactions when earned, and value barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever is more readily determinable. During 2000, we recognized approximately $4.1 million in revenues on such transactions.

We recognize revenues from sale of online marketing services, leads and orders, advertising and merchandising in which we receive equity in our customer. We value the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever is more readily determinable. We monitor these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that our investments in these early-stage technology companies will be realized. During 2000, we recognized approximately $10.3 million in revenues on such equity transactions.

Cost of revenues generated from the Network Commerce Consumer Network include the portion of our Internet telecommunications connections that are directly attributable to traffic on the Network Commerce Consumer Network and the direct labor costs incurred in maintaining and enhancing our network infrastructure. In order to fulfill our obligations under our registrations, lead and order delivery advertising programs, we occasionally purchase consumer traffic from third party networks by placing on their Web sites advertisements that, when clicked on by a visitor, send the visitor to the Network Commerce Consumer Network. Any shopping traffic that we purchase from a third party that is used to fulfill these obligations is included as cost of revenues. Cost of revenues on the products that we sell as merchant-of-record includes the cost of the product, credit card fees and shipping costs. Cost of revenues generated from providing services includes all direct labor costs incurred in connection with the provision of services, as well as fees charged by third-party vendors that have directly contributed to the design, development and implementation of our services. Cost of revenues generated from licensing e-commerce enabling technologies and from our proprietary business-to-business portal consists primarily of telecommunications costs and direct labor costs incurred in maintaining and enhancing our network infrastructure.

During the first quarter of 2000, we paid Inktomi Corp. ("Inktomi") a $6.1 million prepaid fee to be a non-exclusive distributor of certain of Inktomi's shopping engine technologies that provides a scalable and customizable end-to-end shopping solution. This fee allowed us to sell up to 100 occurrences to Inktomi's shopping engine during a 12-month period subsequent to the first quarter 2000. Through September 30, 2000, we had recognized approximately $400,000 in revenues from this distribution agreement. Based on this sales history, we determined that we would not recover the remaining value of the prepaid fee before the 12-month period expired. As a result, we charged $5.3 million to cost of revenues - unusual item during the third quarter 2000 in order to write down this prepaid asset to its net realizable value, which was deemed to be approximately $300,000 at the time that the unusual item was recorded.

Prior to our calendar year-end 2000, we held marketable equity securities with a fair market value of $431,000 and a cost basis of $24.1 million. Due to the substantial decline in market values of these securities as well as the overall decline in valuations in the public markets experienced in the third and fourth quarters of 2000, we determined that our marketable securities were permanently impaired as of December 31, 2000. As a result, we recognized an impairment charge of $23.7 million to write down these investments to fair value as of December 31, 2000. For the year ended December 31, 1999, these investments had a fair value of $30.9 million, resulting in the recognition of $7.5 million in unrealized holding gains for the same period. As of December 31, 1999 and 2000, the majority of our marketable equity securities consisted of 476,410 shares of 24/7 Media (NASDAQ: TSFM).

ACQUISITIONS

In June 1999, we acquired GO Software, Inc. ("GO"). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. We paid GO shareholders $4.7 million in cash, issued a $1.0 million promissory note bearing interest at 10%, and issued 1,123,751 shares of common stock, valued at $8.54 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which are both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of our initial public offering completed in September 1999. Also in June 1999, we acquired CardSecure, Inc. ("CardSecure") for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

On November 12, 1999, we acquired SpeedyClick, Corp. ("SpeedyClick"), for $55.6 million of cash, common stock and common stock options. SpeedyClick maintained an Internet Web site that focused on entertainment and interactivity. In connection with this acquisition, we issued to the shareholders of SpeedyClick 3,799,237 shares of common stock valued at $13.31 per share. Options to purchase SpeedyClick common stock were assumed by us and converted into 157,527 options to purchase our common stock. We also paid cash consideration of $3.0 million to the owners of SpeedyClick. We accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 million was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, we decided to shut down the operations and will write-off the remaining intangible assets of approximately $32.0 million in the first quarter of 2001.

On December 3, 1999, we acquired Cortix, Inc. ("Cortix"), a corporation doing business as 20-20Consumer.com, for $14.4 million of cash and common stock. Cortix provided comparison shopping services including online reviews and ratings for commerce-oriented businesses, merchants and products. In connection with this acquisition, we issued to the shareholders of Cortix 711,435 shares of common stock valued at $18.81 per share together with cash consideration of $1.0 million. We accounted for this transaction as a purchase. Of the $14.4 million in consideration paid, approximately $11.3 million was allocated to acquired technology, $1.6 million to customer lists and $1.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $9.1 million.

On December 17, 1999, we acquired WebCentric Inc. ("WebCentric") a corporation doing business as bottomdollar.com, for $41.6 million of cash, common stock, and common stock options. WebCentric developed e-commerce integration technology and applications, including a comparison shopping engine that allowed consumers to search and compare the products and services of several leading Internet merchants. In connection with this acquisition, we issued to the shareholders of WebCentric 2,161,904 shares of common stock valued at $16.89 per share together with approximately $1.4 million of cash. In addition, we issued replacement stock options to purchase an aggregate of 121,544 shares of our common stock to certain employees and owners of WebCentric. We accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately $31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $24.3 million.

On January 13, 2000, through a wholly owned Nova Scotia company, we acquired Pronet Enterprises Ltd. ("Pronet"), a Canadian company, for approximately $12.8 million, consisting of $3.2 million in cash, $2.2 million in non-cash deferred tax liabilities assumed and $7.4 million in common stock and common stock options issued to Pronet shareholders. Pronet operates a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. In connection with this acquisition, we issued to the shareholders of Pronet 162,508 shares of common stock, valued at $17.60 per share. In addition, we issued options to purchase 351,666 shares of common stock to the two principal shareholders of Pronet. We accounted for this transaction as a purchase. Of the $12.8 million in consideration paid, approximately $6.3 million was allocated to acquired technology, $2.7 million to customer lists and $3.8 million to goodwill. These intangible assets are being amortized over a three-year life. In January 2001, we revised our estimated useful life for these assets and will be amortizing the remaining carrying value of Pronet (approximately $9.1 million as of December 31, 2000) over the first six months of 2001.

On January 18, 2000, we acquired AXC Corporation ("AXC"), for approximately $17.9 million, consisting of $2.2 million in cash, $4.1 million in non-cash deferred tax liabilities assumed and $11.6 million in common stock and common stock options issued to AXC shareholders. AXC provided e-commerce consulting services to businesses. In connection with this acquisition, we issued to the shareholders of AXC 540,296 shares of common stock valued at $17.60 per. In addition, we issued replacement stock options to purchase an aggregate of 72,089 shares of our common stock to certain employees and owners of AXC. We accounted for this transaction as a purchase. Of the $17.9 million in consideration paid, approximately $7.2 million was allocated to assembled workforce, $4.9 million to customer lists, $5.0 million to goodwill and $800,000 to working capital. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $14.2 million.

On April 11, 2000, we acquired FreeMerchant.com, Inc. ("FreeMerchant"), for approximately $38.1 million, consisting of $2.0 million in cash, $10.0 million in non-cash deferred tax liabilities assumed, $500,000 of debt assumed and $25.6 million in common stock and common stock options issued to FreeMerchant stockholders. FreeMerchant developed online store-builder technology for small- to medium-sized merchants who seek a low-cost entry point to e-commerce, and provides hosting services to those merchants. In connection with this acquisition, we issued to the shareholders of FreeMerchant 2,573,723 shares of common stock, valued at $8.80 per share. In addition, we issued options to purchase 293,596 shares of common stock to certain FreeMerchant stockholders and employees. We accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. These intangible assets are being amortized over a three-year life.

On June 2, 2000, we acquired Ubarter.com Inc ("Ubarter") for approximately $61.7 million, consisting of $875,000 in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 of net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and us, and $40.8 million in common stock and common stock warrants issued to Ubarter stockholders and creditors. Ubarter, which was a publicly traded company, is a business-to-business e-commerce enterprise, which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. In connection with this acquisition, we issued to the stockholders and creditors of Ubarter a total of 2,682,871 shares of common stock valued at approximately $15.10 per share. In addition, we issued warrants to purchase 51,842 shares of common stock to certain Ubarter stockholders, employees and creditors. We accounted  for  this  transaction  as  a  purchase.  Of  the  $61.7  million  in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets were being amortized over a three-year life. Early in the fourth quarter 2000, we launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision in our original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets including goodwill was $51.6 million. Based on recent comparable sales of other barter exchange systems, we determined the fair value of Ubarter.com to be approximately $5 million. As a result, we recognized an impairment charge of $46.6 million in December 2000.

On August 24, 2000, we acquired Ivebeengood.com, d.b.a. UberWorks ("UberWorks"), a wholly owned subsidiary of Trilogy, Inc. ("Trilogy"), for approximately $22.8 million, consisting of $2.4 million accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to Trilogy and UberWorks employees. UberWorks is a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. In connection with this acquisition, we issued to the shareholders of UberWorks a total of 2,601,562 shares of common stock valued at approximately $6.13 per share. Of the total, 913,459 shares are being held back by us to be subsequently released based on time vesting and on certain performance criteria yet to be achieved. In addition, we issued a warrant to Trilogy, with a strike price of $0.000001 per share, to purchase additional shares of our common stock if on the one-year anniversary date of the acquisition; the shares issued to Trilogy are not worth at least $13.1 million. The maximum number of additional shares that Trilogy can purchase under the terms of the warrant is 2.6 million. To the extent that the shares have a fair market value that exceeds $13.1 million on the one-year anniversary date, the warrant is cancelled and Trilogy must forfeit the number of shares that would be required to bring their fair value down to $13.1 million, limited to a maximum of 1.3 million shares. We also issued options to purchase 248,162 shares of common stock to certain UberWorks employees. We accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets were being amortized over a three-year life. Deferred compensation will be amortized over the three-year term of the option agreements, subject to certain accelerated vesting criteria. However, in March 2001, we decided to abandon the technology; and will write-off the remaining intangible asset of approximately $16.0 million in the first quarter of 2001.

On December 8, 2000, we acquired ePackets.Net, Inc. ("ePackets") for approximately $270,000, consisting of $150,000 in cash, $37,000 in common stock and common stock options and $83,000 in net liabilities assumed. ePackets provides permission-based one-to-one email solutions. In connection with this acquisition, we issued to the shareholders of ePackets a total of 33,324 shares of common stock. The consideration paid was allocated to acquired technology and will be amortized over a three-year life.

On December 22, 2000, we acquired Internet Domain Registrars Corporation ("IDR"), for approximately $23.6 million, consisting of $750,000 in cash, $6.1 million in non-cash deferred tax liabilities assumed, $5.7 million in common stock and $11.1 million in net liabilities assumed. IDR is a domain name infrastructure company, which owns and operates the www.registrars.com Web site. In connection with this acquisition, we issued to the shareholders of IDR a total of 7,650,000 shares of common stock, of which 1,000,000 were placed in escrow for indemnification purposes. In addition, 3,281,000 shares were issued and placed in escrow to be released to the former shareholders and certain employees of IDR upon the achievement of established future revenue targets over an eighteen month period, and 219,000 shares were issued to employees of IDR who continued to be employed by IDR after the acquisition. Finally, 600,000 shares of our common stock were issued at the closing to certain other persons in connection with the settlement of potential claims against IDR and as consideration of services rendered to IDR in connection with the acquisition. The closing price of our common stock on December 22, 2000 was $0.69 per share. We accounted for this transaction as a purchase. Of the $23.6 million of consideration paid, approximately $10.5 million was allocated to proprietary concept, $874,000 to domain name, $3.5 million to customer lists, $874,000 to assembled workforce and $7.8 million to goodwill. These intangible assets are being amortized over a three-year life.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

Consumer and Business Networks. Revenues from our consumer and business networks for the year ended December 31, 2000 were $88.2 million compared to $25.8 million for the year ended December 1999. The increase was due primarily to the expansion of our networks and increased demand for our services. We continued to experience growth in our business and merchant listings, consumer traffic and affiliate and syndication shopping sites, which resulted in increased fees from licensing, transaction processing, business services, online direct marketing and advertising. The BuySoftware.com portion of revenues for the year ended December 31, 1999 was $9.9 million.

Going forward, we anticipate lower Consumer and Business Network revenues, due to the shutdown of ShopNow.com and SpeedyClick, the elimination of direct retail sales to consumers, and the sale of Ubarter Canada, which represented approximately 60% of Ubarter revenues. On a pro forma basis, if the operations had been closed at the beginning of 2000, revenues from our Consumer and Business Networks would have been $11.8 million for the year ended December 31, 2000.

Services. Revenues for services for the year ended December 31, 2000 were $18.0 million compared to $11.1 million for the year ended December 31, 1999. The increase was due primarily to the contribution of service revenues from AXC, which we acquired in January 2000. In 2001, we anticipate services revenue to be eliminated due to the shutdown of both The HagginGroup and AXC.

We expect that revenues in both of these segments will be materially negatively impacted by a continued downturn in the Internet sector. See "Factors Affecting Operating Results, Our Business and Our Stock Price - Risks Related to Our Industry" for a description of this trend and its potential impact on our operating results.

COST OF REVENUES AND GROSS PROFIT

CONSUMER AND BUSINESS NETWORKS. The cost of revenues for the consumer and business networks for the year ended December 31, 2000 was $43.7 million compared to $20.2 million for the year ended December 31, 1999. The increase in our cost of revenues was directly attributable to the increase in revenues during the same period from the networks. The BuySoftware.com portion of cost of revenues for the year ended December 31, 1999 was $11.2 million.

We anticipate improved margins due to the shutdown of ShopNow.com and SpeedyClick, the elimination of direct retail sales to consumers, and the sale of Ubarter Canada, which were all low profit margin operations. On a pro forma basis, cost of revenue from our Consumer and Business Networks would have been $2.9 million for the year ended December 31, 2000.

SERVICES. The cost of revenues for services for the year ended December 31, 2000 was $10.3 million compared to $7.2 million for the year ended December 31, 1999. The increase in our cost of revenues was attributable primarily to the operations of AXC, which we acquired in January 2000. In 2001, we anticipate services cost of revenue to be zero due to the shutdown of both The HagginGroup and AXC.

UNUSUAL ITEM. The unusual item in cost of revenues for the year ended December 31, 2000 consisted of a $5.3 million write down of a prepaid distribution agreement with Inktomi. Through September 30, 2000, the Company had recognized approximately $400,000 in revenues from this distribution agreement. Based on this sales history, management determined that the Company would not recover the remaining value of the prepaid fee before the 12-month period expired. There were no such items recognized in prior periods.

GROSS PROFIT. Gross profit for the year ended December 31, 2000, before recognition of the unusual item was $52.1 million compared to $9.6 million for the year ended December 31, 1999. As a percent of revenues, our gross profit before the unusual item was 49.1% compared to 26.0% for the year ended December 31, 1999. This increase in gross profit percentage was due primarily to the increase in higher-margin revenues during 2000, while decreasing our concentration of revenues from product sales to shoppers, which historically has contributed only flat or negative gross profits. Gross profit for the year ended December 31, 2000 inclusive of the $5.3 million unusual item described above was 44.1%. In 2001, we expect to increase our gross profits as a percentage of revenues, primarily due to the shutdown of low margin business units and offerings. On a pro forma basis, gross profit for the year ended December 31, 2000, would have been $8.9 million or 75.0% of revenues compared to $46.8 million or 44.1% of revenues.


OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the year ended December 31, 2000 were $95.5 million compared to $55.1 million for the year ended December 31, 1999. The increase was due primarily to increased spending as a result of our expansion of the Network Commerce Consumer Network and our launch and expansion of the Network Commerce Business Network, both of which resulted in additional personnel and nationwide television, print, radio and online advertisements. Beginning in the forth quarter 2000 through April 2001, the Company implemented a restructuring plan to lower costs and improve profitability that included the elimination of the Consumer Network and the Services Group. As a result, staffing was reduced from 118 employees to 35 employees and direct marketing expense was significantly curtailed, as we no longer purchased traffic for our Consumer Network.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the year ended December 31, 2000 were $24.2 million compared to $8.9 million for the year ended December 31, 1999. The increase was due primarily to the development and enhancement of our technology platform, as well as to an increase in technology personnel. These employees focus on developing our technology platform as well as building the overall infrastructure that supports the Network Commerce Consumer Network and the Network Commerce Business Network. Beginning in the forth quarter 2000 through April 2001, the Company implemented a restructuring plan to lower costs and improve profitability which resulted in a staff reduction of 58%, from 268 employees to 113 employees.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the year ended December 31, 2000 were $14.0 million compared to $8.3 million for the year ended December 31, 1999. The increase was due primarily to an increase in personnel from internal growth and acquisitions.

Beginning in the forth quarter 2000 through April 2001, the Company implemented a restructuring plan to lower costs and improve profitability which resulted in a staff reduction of 63%, from 279 employees to 102 employees.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the year ended December 31, 2000 was $80.5 million compared to $8.8 million for the year ended December 31, 1999. This increase was due primarily to the increase in intangible assets and related amortization expenses from business acquisitions completed during 1999 and 2000 described above. Intangible assets acquired in business combinations are amortized over a three-year period. The Company's restructuring plans in 2000 and 2001 resulted in the shutdown of operations and the write-off of remaining intangible assets of HagginGroup, AXC, WebCentrix (Bottomdollar.com), Cortix, Ivebeengood.com (d.b.a. UberWorks), ProNet, SpeedyClick, and the sale of Ubarter Canada. Accordingly, amortization of intangible assets expense will be reduced to approximately $34.0 million for 2001.

STOCK-BASED COMPENSATION. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Stock-based compensation expense for the year ended December 31, 2000 was $6.2 million compared to $7.2 million for the year ended December 31, 1999. The amount of deferred compensation resulting from these grants is generally amortized over a one- to three-year vesting period. As of December 31, 2000, we have recognized $7.8 million of deferred compensation to be amortized over future periods at approximately $650,000 per quarter for the next twelve quarters. In December 2000, the Company granted options to purchase 4,530,792 shares to Company executives and employees at a price of $0.78 vesting over 4 years. In April 2001, the Company repriced these options to a price of $0.09 per share. Also, the Company offered a voluntary stock option exchange program to its employees. The plan allows employees, if they so choose, to exchange any three options for one option priced at $0.09 per share and vesting quarterly over the next four quarters. The stock option repricing and voluntary stock option exchange program will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. These unpredictable fluctuations in stock-based compensation may result in material non-cash fluctuations in our results of operations. For example, in periods of general decline in the quoted price of our common stock, if any, variable accounting will cause us to recognize less stock-based compensation than in periods of general appreciation in the quoted price of our common stock. Furthermore, in circumstances where increases in the quoted price of our common stock are followed by declines in the quoted price of our common stock, variable accounting may result in negative expense recognition as we adjust the cumulative compensation of our stock-based awards. Stock-based compensation is non-cash and will therefore have no impact on our cash flows or liquidity.

IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS. During the fourth quarter of 2000, we launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision in our original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets including goodwill was $51.6 million. Based on recent comparable sales of other barter exchange systems, we determined the fair value of Ubarter.com to be approximately $5.0 million. As a result, we recognized an impairment charge of $46.6 million in December 2000. There were no such charges during 1999. In March 2001, we sold Ubarter Canada for approximately $750,000 resulting in a loss on disposal of approximately $2.3 million.

We believe we will incur additional impairment and restructuring charges in the future.

Restructuring and Other Impairment Charges. During the fourth quarter of 2000, we recognized restructuring and impairment charges of $64.9 million, which included $48.3 million of impaired intangible assets and goodwill as well as $16.6 million of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to previously acquired businesses that were shut down. We restructured the business to focus more resources on our technology infrastructure and services business. As a result of this restructuring, we closed offices in San Francisco, Phoenix and Wichita. Charges relating to employee severance and benefits for terminated employees were $235,000, of which $170,000 had been paid as of December 31, 2000 and the remainder was paid early in the first quarter of 2001.

In the first quarter of 2001, we continued our restructuring efforts by the shutdown of our Consumer Network group (ShopNow.com and SpeedyClick) and laying off an additional 245 employees. This will result in our recognition of restructuring and impairment charges of approximately $54.1 million, which include $50.0 million of restructuring and impairment intangible assets and goodwill, $2.8 million of tenant improvements, fixed assets, software and supporting technologies, and $1.3 million of severance and related payroll charges.

There were no such charges earlier in 2000 or for the year ended December 31, 1999. There can be no assurance that we will not incur additional restructuring and impairment charges in the future.

NONOPERATING ITEMS AND NET LOSS

GAIN ON SALE OF INVESTMENTS. Gain on sale of investments occurs when we sell certain of our investments in marketable equity securities and/or our cost-basis investments for cash proceeds in excess of our cost-basis in these investments at the time of sale. Gains recognized for the year ended December 31, 2000 were $5.7 million compared to $2.9 million for the year ended December 31, 1999. There can be no assurance that we will recognize gains on sales of investments in the future.

INTEREST INCOME. Interest income consists of interest income earned on our cash, restricted cash, cash equivalents and short-term investments. Interest income for the year ended December 31, 2000 was $5.2 million compared to $1.4 million for the year ended December 31, 1999. Interest income increased for the year ended December 31, 2000 due to the increase in our cash equivalents and short-term investments realized from completion of our initial and supplemental public offerings of common stock. We expect interest income to decline in 2001 due to a reduction in our cash position.

INTEREST EXPENSE. Interest expense consists of interest costs incurred on our outstanding debt obligations. Interest expense for the year ended December 31, 2000 was $4.7 million compared to $1.5 million for the year ended December 31, 1999. Interest expense increased for the year ended December 31, 2000 due primarily to the increase in our line of credit during 2000, which at year end had an outstanding balance of $10.1 million compared to $0 as of December 31, 2000 and 1999, respectively.

IMPAIRMENT OF MARKETABLE EQUITY SECURITIES AND COST-BASIS INVESTMENTS. During the second half of 2000, we determined that certain of our marketable equity securities and cost-basis investments were permanently impaired relative to their historical values. As a result, we recognized an impairment charge of $32.3 million. There were no such charges in 1999. During the first quarter of 2001, we will incur additional write-down of our cost-basis investments of approximately $20.0 million primarily related to the general decline in the technology industry. There can be no assurance that we will not incur further downs of our cost-basis investments.

INCOME TAX BENEFIT. The income tax benefit resulted principally from reductions of deferred tax liabilities created as a result of business combinations. Income tax benefit for the year ended December 31, 2000 was $49.2 million. We did not realize any income tax benefits during the year ended December 31, 1999. If we continue to consummate additional business combinations that result in the recognition of deferred taxes, we may incur additional tax deferred tax benefits. We have not paid nor have we received refunds for federal income taxes and we do not expect to pay income taxes or receive income tax refunds in the foreseeable future.

NET LOSS. Net loss for the year ended December 31, 2000 was $262.0 million compared to $75.9 million for the year ended December 31, 1999. This increase was due primarily to an increase in our operating expenses, increase in amortization of intangible assets relating to acquisitions, impairment of certain long-lived assets, restructuring and other impairment charges and impairment of marketable equity securities and cost-basis investments, partially offset by our increase in gross profit and income tax benefit during the year ended December 31, 2000.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

CONSUMER AND BUSINESS NETWORKS. Revenues for consumer and business networks for the year ended December 31, 1999 were $25.8 million compared to $4.2 million for the year ended December 1998. During 1999, we continued to experience growth in our business and merchant listings, consumer traffic and affiliate and syndication shopping sites, which resulted in increased fees from licensing, transaction processing, business services, online direct marketing and advertising, exclusive of BuySoftware.com. The BuySoftware.com portion of revenues for the year ended December 31, 1999 was $9.9 million compared to $4.5 million for the year ended December 31, 1998.

SERVICES. Revenues for services for the year ended December 31, 1999 were $11.1 million compared to $2.9 million for the year ended December 31, 1998. The increase was due primarily to increased demand for merchant services, including those services provided by Media Assets Inc., which we acquired in September of 1998.

COST OF REVENUES AND GROSS PROFIT

CONSUMER AND BUSINESS NETWORKS. The cost of revenues for the consumer and business networks for the year ended December 31, 1999 was $20.2 million compared to $4.5 million for the year ended December 31, 1998. The increase in these cost of revenues, exclusive of BuySoftware.com, was due primarily to increased merchandising revenues and product sales from the ShopNow.com marketplace. The BuySoftware.com portion of cost of revenues for the year ended December 31, 1999 was $11.2 million compared to $4.5 million for the year ended December 31, 1998.

SERVICES. The cost of revenues for services for the year ended December 31, 2000 was $7.2 million compared to $1.4 million for the year ended December 31, 1999. The increase in our services cost of revenues was due primarily to increased demand for merchant services, including those services provided by Media Assets, Inc.

GROSS PROFIT. Gross profit for the year ended December 31, 1999 was $9.6 million, compared to a gross profit of $1.3 million for the year ended December 31, 1998. This increase in gross profit was due primarily to the increase in revenues from advertising and merchandising over the Consumer and Business Networks and from services, which contribute greater gross profits than revenues generated on the sales of products from the ShopNow.com marketplace.
Discontinuing the BuySoftware.com business in June 1999 also had a positive effect on our overall gross profit. The BuySoftware.com business had historically operated with minimal or negative gross profits.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the year ended December 31, 1999 were $55.1 million compared to $12.2 million for the year ended December 31, 1998. This increase was due primarily to increased spending as a result of the expansion of our merchant services and of the ShopNow marketplace, including additional personnel and nationwide print, radio and television advertisements.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the year ended December 31, 1999 were $8.9 million, compared to $4.4 million for the year ended December 31, 1998. This increase was due primarily to the development and enhancement of our technology platform and to an increase in technology personnel. These employees focus on developing our technology platform as well as building the overall infrastructure that supports our merchant services and the ShopNow marketplace.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the year ended December 31, 1999 were $8.3 million, compared to $3.5 million for the year ended December 31, 1998. This increase was due primarily to an increase in personnel from internal growth and acquisitions. In September 1999, we settled a lawsuit brought by a party with whom we had entered into a contract. As a result of the terms of this settlement, in the quarter ended September 30, 1999, we recognized additional general and administrative expenses in the amount of $1.5 million.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts and goodwill. Amortization of intangible assets expense for the year ended December 31, 1999 was $8.8 million, compared to $730,000 for the year ended December 31, 1998. This increase was due primarily to the increase in intangible assets and related amortization expenses from business acquisitions completed during 1999.

STOCK-BASED COMPENSATION. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Stock-based compensation expense for the year ended December 31, 1999 was $7.2 million, compared to $182,000 for the year ended December 31, 1998. The amount of deferred compensation resulting from these grants is generally amortized over a three-year vesting period. During the fourth quarter of 1999, the contingent performance criteria relating to a stock option grant of 310,000 shares of the Company's common stock with an exercise price of $4.00 were satisfied. Accordingly, a stock-based compensation charge of approximately $3.3 million was recognized in the fourth quarter of 1999.

RESTRUCTURING AND OTHER IMPAIRMENT CHARGES. In June 1998, we acquired e-Warehouse and CyberTrust with the intent of integrating the acquired technologies with our own e-commerce product and service offerings. The amount we paid for these acquisitions was $5.4 million. We did not utilize the acquired technologies and determined that they had no alternative future use or value to us, as our technology platform provided superior functionality. As a result, we wrote off $5.2 million of the purchase price during the fourth quarter of 1998. There were no such charges recognized during 1999.

NONOPERATING ITEMS AND NET LOSS

GAIN ON SALE OF INVESTMENTS. Gain on sale of investments occurs when we sell certain of our investments in marketable equity securities and/or our cost-basis investments for cash proceeds in excess of our cost-basis in these investments at the time of sale. The gains recognized during 1999 were primarily the result of the sale of our investment in 110,000 shares of common stock of FreeShop.com in the fourth quarter of 1999. There were no gains on sales of marketable equity securities in 1998.

INTEREST INCOME. Interest income consists primarily of interest income on cash, restricted cash, cash equivalents and short-term investments. Interest income for the year ended December 31, 1999 was $1.4 million, compared to $382,000 for the year ended December 31, 1998. Interest income in 1999 increased due to the increase in our cash equivalents and short-term investments realized from our initial public offering, which was completed in September 1999.

INTEREST EXPENSE. Interest expense consists primarily of interest expense on our outstanding debt obligations. Interest expense for the year ended December 31, 1999 was $1.5 million, compared to $211,000 for the year ended December 31, 1998. The increase in interest expense was due to the additional interest charges from our notes and leases payable, as well as the amortization of debt financing costs incurred during 1999.

NET LOSS. Net loss for the year ended December 31, 1999 was $75.9 million, compared to a net loss of $24.7 million for the year ended December 31, 1998. This increase was due primarily to an increase in our operating expenses, most significantly sales and marketing expenses, partially offset by our increase in gross profit during the same period.

NET OPERATING LOSS CARRYFORWARDS

As of December 31, 2000, we had net operating loss carryforwards of approximately $181.7 million. If not used, the net operating loss carryforwards will expire at various dates beginning in 2012. The Tax Reform Act of 1986 imposes restrictions on the use of net operating losses and tax credits in the event that there has been an ownership change, as defined, of a corporation since the periods in which the net operating losses were incurred. Our ability to use net operating losses incurred prior to July 1999 is limited to approximately $14.3 million per year due to sales of Series D and Series E convertible preferred stock to third parties in April 1998 and the sale of Series I convertible preferred stock to Chase Manhattan Bank in July 1999, which resulted in ownership changes. Our deferred tax assets are recognizable only to the extent that they are offset by deferred tax liabilities. To the extent that our deferred tax assets exceed our deferred tax liabilities in the future, valuation allowances may be recorded against our deferred tax assets. In concluding that valuation allowances may be required, management considers such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have experienced net losses and negative cash flows from operations. As of December 31, 2000, we had an accumulated deficit of $367.3 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through December 31, 2000, our aggregate net proceeds have been $272.1 million from issuing equity securities and $52.3 million from issuing debt securities. As of December 31, 2000, we had $49.9 million in cash, cash equivalents and short-term investments, of which $16.6 million of such amounts is characterized as restricted cash to secure our obligations under certain letters of credit and other security arrangements.

Net cash used in operating activities was $139.1 million for year ended December 31, 2000, compared to $50.9 million for the year ended December 31, 1999. The increase was due primarily to the increase in our net loss for the year ended December 31, 2000 of $262.0 million compared to $75.9 million for the year ended December 31, 1999. In 2000, the cash used by our $262.0 million loss was partially offset by depreciation and amortization of $94.6 million for the year ended December 31, 2000 compared to $13.2 million for the year ended December 31, 1999, by the impairment and restructuring charges of $64.9 million in the year ended December 31, 2000 compared to none in the year ended December 31, 1999, by the impairment of marketable equity securities and investments of $32.3 million for the year ended December 31, 2000 compared to none in the year ended December 31, 1999, and by the deferred income tax benefit of $49.2 million for the year ended December 31, 2000 compared to none in the year ended December 31, 1999.

Net cash used in investing activities was $37.0 million for the year ended December 31, 2000, compared to $79.1 million for the year ended December 31, 1999. The decrease was due primarily to the net sales of short-term investments of $13.9 million for the year ended December 31, 2000, compared to net purchases of short-term investments of $52.0 million for the year ended December 31, 1999, and was offset by purchases of property and equipment of $24.6 million for the year ended December 31, 2000 compared to $13.5 million for the year ended December 31, 1999, by investments in equity and debt securities and other assets of $18.0 million for the year ended December 31, 2000 compared to $7.3 million for the year ended December 31, 1999, and by the acquisition of businesses of $18.3 million for the year ended December 31, 2000 compared to $9.4 million for the year ended December 31, 1999.

Net cash provided by financing activities was $130.5 million for the year ended December 31, 2000, compared to $130.8 million for the year ended December 31, 1999. We incurred similar financing transactions during 2000 and 1999, which were focused primarily on the sale of our common stock to the public as well as from certain long-term debt financings discussed below.

In March 1999, we entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (the "term loan"), a $4.0 million bridge loan (the "bridge loan") and a line of credit of up to $2.5 million. The term loan bears interest at 12%, is secured by a letter of credit and matures in March 2002. The term loan balance was $1.8 million and $3.1 million as of December 31, 2000 and 1999, respectively. The outstanding credit line and bridge loan balances were both $0 as of December 31, 2000.

On May 19, 2000 we entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. The credit agreement is secured by substantially all of our assets and had an outstanding balance of $10.1 million at December 31, 2000. The outstanding commitments bear interest at an annual rate equal to the prime lending rate plus one and one-half percent. Outstanding commitments under the agreement are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003. The credit agreement requires us to maintain certain financial ratios and places limitations on certain financing and investing activities. The credit agreement also contains other customary conditions and events of default that, in the event of noncompliance by us, would prevent any further borrowings and would generally require the repayment of any outstanding commitments under the credit agreement. We were out of compliance with respect to the working capital covenant as of December 31, 2000. We received a waiver from the lender to comply with this financial covenant for the period ended December 31, 2000. On April 2, 2001, we repaid the outstanding commitment under the credit agreement.

On September 29, 2000, we sold $20.0 million of convertible notes and warrants to CVI, a private institution. The notes have a one-year term and bear interest at an annual rate of six percent. The original conversion price for the notes was 95% of the average closing bid price of our common stock during a 20-day trading period prior to the conversion date (which automatically occurs upon the effectiveness of a registration statement filed with the Securities and Exchange Commission), subject to a maximum conversion price of the lower of our common stock's closing bid price the day prior to closing or $7.50 per share. On October 26, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on December 4, 2000. Also at closing, we issued warrants to purchase 4,050,633 shares of our common stock to the private institution at an exercise price of $10.37 per share. The warrants are immediately exercisable and expire five years from closing. Immediately after the effective date, $5.0 million of the notes were converted into common stock. The terms of the notes were also amended such that the conversion price was set at $1.68 per share. The delisting of our common stock from the Nasdaq National Market is an event of default under the terms of the notes. Upon default, we are obligated to repay part of the purchase price of the notes and to make penalty payments to CVI.

On April 3, 2001, we received a notice of default from CVI for an alleged violation of certain provisions of Article VI of the Convertible Notes relating to the breach of certain negative financial covenants contained in the Company's Credit Agreement with Imperial Bank and the breach by the Company of certain material terms of the Securities Purchase Agreement dated as of September 28, 2000. The notice of default demanded that the Company redeem the Convertible Notes on or before April 9, 2001 for an amount equal to $17.25 million, which amount represents 115% of the aggregate principal amount of the remaining
Convertible Notes. Management responded to the notice of default on April 4, 2001 and denied that an event of default occurred under the Notes. If the Company were to be in default of the Convertible Notes and if the default is not cured, or waived by the holder of the Convertible Notes, and the Company is required to redeem the amounts outstanding under the Convertible Notes, the holder could seek remedies against us, which may include penalty rates of interest, immediate repayment of the debt and the filing of an involuntary petition in bankruptcy. In addition, the Company may have no alternative but to file a petition in bankruptcy. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors there is likely to be insufficient assets remaining for any distribution to shareholders.

Our future capital requirements depend on numerous factors, including, but not limited to:

     the magnitude of our future losses;

     asset sales, if any; o any future restructuring; and;

     the resources we devote to expansion of our sales, marketing, technology development and branding efforts.

We have also entered into agreements to purchase $10.3 million in advertising and marketing with certain Internet advertisers that require us to make aggregate advertising and marketing expenditures of approximately $10.1 million in 2001, of which $8.9 million is related to barter transactions, decreasing to $250,000 in 2002. During Q1 2001, approximately $8.8 million of advertising and marketing related to barter transactions were cancelled due primarily to the vendors inability to deliver the advertising traffic in a timely manner.

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through the first quarter of 2001. Consequently, we will require substantial additional funds to continue to operate our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, which we may not be able to obtain. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our Company. Our future capital requirements depend upon many factors, including, but not limited to:

     the level of revenues in 2001, which we expect to decline from 2000 levels;

     the rate at which we are able to reduce expense levels;

     the extent to which we develop and upgrade our technology and data network infrastructure;

     the occurrence, timing, size and success of any asset dispositions in which we may engage; and

     the scope and success of our restructuring efforts, including reductions in our workforce.

Our plans for financing may include, but are not limited to, the following:

     engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     raising additional capital to fund continuing operations by private placements of equity and/or debt securities; and

     forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth our unaudited selected consolidated quarterly financial data for the years ended December 31, 2000 and 1999.

                                              Three Months Ended 1999                         Three Months Ended 2000
                                        March 31    June 30    Sept. 30     Dec. 31     March 31    June 30     Sept. 30    Dec. 31
------------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands,
   except per share data
Revenues                             $    7,568  $    8,414 $     7,555 $    13,418  $   18,682  $   26,921  $   33,443  $   27,075
Cost of revenues                          7,140       7,543       4,811       7,835      10,393      12,839      20,511      15,555
                                     ----------- ---------- ----------- ------------ ----------- ----------- ----------- -----------
   Gross profit                             428         871       2,744       5,583       8,289      14,082      12,932      11,520
                                     ----------- ---------- ----------- ------------ ----------- ----------- ----------- -----------
Operating expenses:
   Sales and marketing                    5,472      12,808      15,265      21,527      22,100      24,032      24,114      25,272
   Research and development               1,600       1,334       2,433       3,518       4,215       5,195       6,660       8,117
   General and administrative               960       1,521       3,012       2,849       3,234       3,361       3,489       3,894
   Amortization of intangible assets        558       1,080       2,096       5,071      13,492      18,300      23,842      24,882
   Stock-based compensation                 133       1,822         592       4,669       1,856       1,286       1,484       1,590
   Impairment of certain
      long-lived assets                       -           -           -           -           -           -           -      46,564
   Restructuring and other impairmen          -           -           -           -           -           -           -      64,938
   charges
                                     ----------- ---------- ----------- ------------ ----------- ----------- ----------- -----------
   Total operating expenses               8,723      18,565      23,398      37,634      44,897      52,174      59,589     175,257
                                     ----------- ---------- ----------- ------------ ----------- ----------- ----------- -----------
   Loss from operations                  (8,295)    (17,694)    (20,654)    (32,051)    (36,608)    (38,092)    (46,657)   (163,737)
                                     ----------- ---------- ----------- ------------ ----------- ----------- ----------- -----------
Nonoperating income (expense):
   Gain on sale of marketable equity          -           -           -           -       1,086         293       4,163         128
   securities
   Interest income (expense)                 15       (260)       (360)       3,356         834       1,082         666      (2,113)
   Impairment of marketable equity
    securities and cost-basis
     investments                              -           -           -           -           -           -      (2,486)    (29,791)
                                     ----------- ---------- ----------- ------------ ----------- ----------- ----------- -----------
   Total nonoperating
     income (expense), net                   15       (260)       (360)       3,356       1,920       1,375       2,343     (31,776)
                                     ----------- ---------- ----------- ------------ ----------- ----------- ----------- -----------
   Net loss before income tax benefit    (8,280)    (17,954)    (21,014)    (28,695)    (34,688)    (36,717)    (44,314)   (195,513)
                                     ----------- ---------- ----------- ------------ ----------- ----------- ----------- -----------
Income tax benefit                            -           -           -           -      11,916      11,634      15,680       9,975
                                     ----------- ---------- ----------- ------------ ----------- ----------- ----------- -----------
   Net loss                          $   (8,280) $  (17,954)$   (21,014)$   (28,695) $  (22,772) $  (25,083) $  (28,634) $ (185,538)
                                     =========== ========== =========== ============ =========== =========== =========== ===========
Pro forma basic and diluted
   net loss per share (1)            $    (0.48) $    (0.80)$     (0.82)$     (0.77) $    (0.48) $    (0.45) $    (0.48) $    (2.92)
                                     =========== ========== =========== ============ =========== =========== =========== ===========

Weighted average shares used
   to calculate pro forma basic
   and diluted net loss per          17,168,592  22,538,696  25,776,927   37,313,691  47,581,471  56,221,302  60,063,876  63,468,376
                                     =========== ========== =========== ============ =========== =========== =========== ===========

     (1) Pro forma basic and diluted net loss per share is computed based on the weighted average number of shares outstanding, giving effect to the conversion of convertible preferred stock on an as-if converted basis from the original issuance date.


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

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies certain issues relating to the application of Accounting Principles Board Opinion No. 25 and related interpretations, which are the authoritative pronouncements we use to account for our stock-based compensation transactions. FIN 44 is effective July 1, 2000; however, certain conclusions reached in FIN 44 are applicable for transactions consummated after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that require derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value. The statement requires that changes in the derivative's fair value be recognized currently in operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at a company's election, before January 1, 1999). Adopting SFAS No. 133 will not materially impact our financial statements. However, adoption of the statement could increase volatility in our consolidated statements of operations and other comprehensive income.

SEASONALITY

We believe that our advertising and merchandising revenues on the Network Commerce Consumer Network and the Network Commerce Business Network are subject to seasonal changes as retail transactions and advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. In addition, Internet usage typically declines during the summer and certain holiday periods. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry and in the usage of, and transactions on, our Web sites and those of our merchants. Seasonal and cyclical patterns in online transactions and advertising would affect our revenues. Those patterns may also develop on our Web sites. Given the early stage of the development of the Internet and our company, however, we cannot predict to what extent, if at all, our operations will prove to be seasonal.

IMPACT OF THE YEAR 2000 COMPUTER PROBLEM

Prior to January 1, 2000, we devoted substantial resources to ensure that our proprietary software, the third-party software on which we rely, and the underlying systems and protocols did not contain errors associated with Year
2000 date functions. Since January 1, 2000, we have not experienced any disruption as a result of Year 2000 problems.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                         Page
Network Commerce Inc.
      Report of Independent Public Accountants..........................................................
      Consolidated Balance Sheets.......................................................................
      Consolidated Statements of Operations.............................................................
      Consolidated Statements of Shareholders' Equity and Comprehensive Loss............................
      Consolidated Statements of Cash Flows.............................................................
      Notes to Consolidated Financial Statements........................................................
      Schedule II - Valuation and Qualifying Accounts...................................................


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Network Commerce Inc.:

We have audited the accompanying consolidated balance sheets of Network Commerce Inc. (a Washington corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Commerce Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses, negative cash flows from operations, and has been out of compliance with certain debt covenants. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and Financial Statement Schedules is presented for the purpose of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                         /s/ Arthur Andersen LLP

Seattle, Washington,
January 26, 2001 except as to Note 19
which is dated April 12, 2001

                              Network Commerce Inc.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                             December 31,
                                                                                         2000           1999
                                                                                  --------------  -------------
                                      ASSETS
    Current assets:
       Cash and cash equivalents                                                  $      11,715    $    10,660
       Restricted cash                                                                   16,599          2,600
       Short-term investments                                                            21,592         49,572
       Investments in marketable equity securities                                          431         30,884
       Accounts receivable, less allowance for bad debts of $1,195 and $291              18,111          6,591
       Notes receivable from employees                                                    2,900              -
       Unbilled services                                                                 10,717          2,102
       Prepaid expenses and other                                                        12,910          5,559
                                                                                  --------------  -------------
       Total current assets                                                              94,975        107,968
    Property and equipment, net                                                          22,580         19,385
    Goodwill, net                                                                        40,889         23,860
    Other intangible assets, net                                                         94,739        104,713
    Cost-basis investments                                                               29,481         12,187
    Other assets, net                                                                     5,773          6,061
                                                                                  --------------  -------------
       Total assets                                                               $     288,437   $    274,174
                                                                                  ==============  =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                           $      18,933   $      8,330
       Accrued liabilities                                                               18,146          8,778
       Current portion of notes and leases payable                                       24,797          8,565
       Customer deposits                                                                  3,356          2,194
       Deferred revenue                                                                  22,055          5,786
                                                                                  --------------  -------------
       Total current liabilities                                                         87,287         33,653
    Notes and leases payable and line of credit, less current portion      .              1,741          5,409
    Put warrant liability                                                                     -          1,388
    Deferred revenues                                                                     3,703              -
    Deferred tax liabilities                                                                  -          4,511
                                                                                  --------------  -------------
       Total liabilities                                                                 92,731         44,961
                                                                                  --------------  -------------
    Commitments
    Shareholders' equity:
       Convertible preferred stock,0.001 par value:authorized shares - 5,000,000;
        none issued and outstanding                                                           -              -
       Common stock,0.001 par value:authorized shares - 200,000,000; issued and outstanding shares - 78,222,569 at December 31, 2000 and 42,923,035
       at December 31, 1999                                                             555,175        325,892
       Subscriptions receivable                                                          (2,421)          (390)
       Common stock warrants                                                             18,172          8,260
       Deferred compensation                                                            (7,758)        (6,713)
       Accumulated other comprehensive (loss) income                                      (130)          7,470
       Accumulated deficit                                                            (367,332)      (105,306)
                                                                                  --------------  -------------
       Total shareholders' equity                                                       195,706        229,213
                                                                                  --------------  -------------
       Total liabilities and shareholders' equity                                 $     288,437   $    274,174
                                                                                  ==============  =============

The accompanying notes are an integral part of these consolidated balance sheets.

                              Network Commerce Inc.
                      Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                                 For the Year Ended
                                                                                     December 31,
                                                                       2000              1999              1998
 Revenues:
     Consumer and business networks (see Note 2)                  $      88,158     $      25,841     $       4,211
     Services                                                            17,963            11,114             2,943
                                                                  --------------    --------------    --------------
     Total revenues                                                     106,121            36,955             7,154
                                                                  --------------    --------------    --------------
 Cost of revenues:
     Consumer and business networks                                      43,650            20,169             4,493
     Services                                                            10,329             7,160             1,356
                        Unusual item                                      5,320                 -                 -
                                                                  --------------    --------------    --------------
     Total cost of revenues                                              59,299            27,329             5,849
                                                                  --------------    --------------    --------------
     Gross profit                                                        46,822             9,626             1,305
                                                                  --------------    --------------    --------------
Operating expenses:
     Sales and marketing                                                 95,518            55,072            12,183
     Research and development                                            24,187             8,885             4,370
     General and administrative                                          13,978             8,342             3,549
     Amortization of intangible assets                                   80,515             8,805               730
     Stock-based compensation                                             6,215             7,216               182
     Impairment of certain long-lived assets                             46,564                 -                 -
     Restructuring and other impairment charges                          64,938                 -             5,207
                                                                  --------------    --------------    --------------
     Total operating expenses                                           331,915            88,320            26,221
                                                                  --------------    --------------    --------------
     Loss from operations                                             (285,093)          (78,694)          (24,916)
                                                                  --------------    --------------    --------------
Nonoperating income (expense):
     Gain on sale of investments                                          5,670             2,878                 -
     Interest income                                                      5,158             1,398               382
     Interest expense                                                   (4,689)           (1,525)             (211)
     Impairment of marketable equity securites and
     cost-basis investments                                            (32,277)                 -                 -
                                                                  --------------    --------------    --------------
     Total nonoperating income (expense), net                          (26,138)             2,751               171
                                                                  --------------    --------------    --------------
     Net loss before income tax benefit                               (311,231)          (75,943)          (24,745)
Income tax benefit                                                       49,205                 -                 -
                                                                  --------------    --------------    --------------
     Net loss                                                     $   (262,026)     $    (75,943)     $    (24,745)
                                                                  ==============    ==============    ==============
Basic and diluted net loss per share                              $      (4.61)     $      (5.80)     $      (7.01)
                                                                  ==============    ==============    ==============
Weighted average shares outstanding used to
     compute basic and diluted net loss per share                    56,860,709        13,095,893         3,532,054
                                                                  ==============    ==============    ==============

 The accompanying notes are an integral part of these consolidated statements.

                              Network Commerce Inc.
     Consolidated Statements of Shareholders' Equity and Comprehensive Loss
                                 (in thousands)

                                           Convertible
                                         Preferred Stock           Common Stock     Common Stock   Subscription
                                      Shares       Amount      Shares        Amount    Warrants    Receivable
--------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997......... 3,868,896      $3,403       2,763,055   $(808)          -    $         -

   Issuance of preferred stock
     and warrants to acquire
     common stock................... 8,431,000      31,667               -        -      1,866              -
   Common stock, options and
     warrants issued for
     businesses acquired............         -           -       1,744,692        -      6,105              -
   Exercise of common
    stock options...................         -           -          32,499       25         -               -
   Issuance of common stock in
     consideration for
     professional services..........         -           -          62,327      125         -               -
   Issuance of compensatory
     stock options..................         -           -               -     1,112        -               -
   Compensation from stock
    option vesting..................         -           -               -         -        -               -
   Net loss.........................         -           -               -         -        -               -
                                     ----------    --------      ---------   --------  -------       --------
   Total comprehensive loss.........         -           -               -         -        -               -
Balances, December 31, 1998......... 12,299,896     35,070       4,602,573     6,559     1,866              -
   Issuance of preferred stock
     and warrants to acquire
     common stock...................  7,889,165     54,281               -         -     4,248              -
   Preferred stock converted
     to common stock upon
     closing of initial public
     offering.......................(20,189,061)   (89,351)      20,189,061   89,351         -              -
   Common stock issued upon
     closing of initial
     public offering, net of
     issuance costs.................          -         -         8,337,500   91,084         -              -
   Common stock issued for
   businesses acquired..............          -         -         8,039,363  116,345         -              -
   Issuance of warrants for loan
    Origination fees................          -         -                 -        -       588              -
   Issuance of options and warrants
   to marketing partners............          -         -                 -       46      2,041             -
   Exercise of common stock
   options..........................          -         -           800,347    1,541          -          (390)
   Exercise of common stock
   warrants.........................          -         -           576,156      994       (483)            -
   Issuance of common stock in
     consideration for professional
     services.......................          -         -             7,000        4          -             -
   Issuance of common stock in
     consideration for
     investing activities...........          -         -           500,263    7,669          -             -
   Repurchase of common stock.......          -         -          (129,228)     (46)         -             -
   Issuance of compensatory stock
   options..........................          -         -                 -   12,345          -             -
   Compensation attributable to
   stock option vesting.............          -         -                 -        -          -             -
   Unrealized gain on marketable
   equity securities................          -         -                 -        -          -             -
   Net loss.........................          -         -                 -        -          -             -
                                      ----------    --------      ---------   --------  -------       --------
   Total comprehensive loss.........          -         -                 -        -          -             -
Balances, December 31, 1999.........          -         -        42,923,035    325,892    8,260          (390)
   Common stock issued upon
    closing of public offering,
    net of issuance costs...........          -         -         7,913,607    107,130        -             -
   Common stock issued for
    businesses acquired.............          -         -        21,544,190    107,597      407             -
   Issuance of warrants for loan
    origination fees................          -         -                 -          -      360             -
   Issuance of options and warrants
    to marketing partners...........          -         -                 -          -    9,957             -
   Exercise of common stock
    options.........................          -         -             2,102,751   4,308       -         (2,094)
   Exercise of common stock
    warrants........................          -         -               449,952   1,359    (812)            -
   Issuance of common stock from
     conversion of debt.............          -         -             3,081,649   3,265       -             -
   Issuance of common stock under
     employee stock purchase plan
     and other......................          -         -               207,385     885       -             -
   Repayment of subscription
     receivables....................          -         -                     -       -       -            63
   Issuance of compensatory stock
     options........................          -         -                     -   4,739       -             -
   Compensation attributable to
     stock option vesting...........          -         -                     -       -       -             -
   Unrealized loss on marketable
     equity securities..............          -         -                     -       -       -             -
   Impairment of marketable equity
     securities.....................          -         -                     -       -       -             -
   Net loss.........................          -         -                     -       -       -             -
                                     ----------    --------         ----------- --------  -------     --------
   Total comprehensive loss.........          -         -                     -       -       -             -
Balances, December 31, 2000.........          -    $    -            78,222,569 $555,175  $18,172       (2,421)
                                     ==========    ========         =========== ========  =======     =========


  The accompanying notes are an integral part of these consolidated statements.

CONTINUED...
Consolidated Statements of Shareholders' Equity and Comprehensive Loss

                                                        Accumulated                     Total
                                                           Other                        Shareholder
                                        Deferred       Comprehensive  Accumulated       Equity
                                        Compensation   (Loss)Income   Deficit          (Deficit)
----------------------------------------------------------------------------------------------------
Balances, December 31, 1997.........    $        -     $        -     $   (4,618)         $(2,023)
   Issuance of preferred stock
     and warrants to acquire
     common stock...................             -              -              -           33,533)
   Common stock, options and
     warrants issued for
     businesses acquired............             -              -              -            6,105
   Exercise of common
    stock options...................             -              -              -               25
   Issuance of common stock in
     consideration for
     professional services..........             -              -              -              125
   Issuance of compensatory
     stock options..................             -              -              -                -
   Compensation from stock
    option vesting..................           182              -              -              182
   Net loss.........................             -              -        (24,745)         (24,745)
                                        ----------     ----------     ----------          -------
   Total comprehensive loss.........             -              -              -          (24,745)
Balances, December 31, 1998.........          (930)             -        (29,363)          13,202)
   Issuance of preferred stock
     and warrants to acquire
     common stock...................             -              -              -           58,529
   Preferred stock converted
     to common stock upon
     closing of initial public
     offering.......................             -              -              -                -
   Common stock issued upon
     closing of initial
     public offering, net of
     issuance costs.................             -              -              -           58,529
   Common stock issued for
   businesses acquired..............             -              -              -          116,345
   Issuance of warrants for loan
    Origination fees................             -              -              -              588
   Issuance of options and warrants
   to marketing partners............             -              -              -            2,087
   Exercise of common stock
   options..........................             -              -              -            1,151
   Exercise of common stock
   warrants.........................             -              -              -              511
   Issuance of common stock in
     consideration for professional
     services.......................             -              -              -                4
   Issuance of common stock in
     consideration for
     investing activities...........             -              -              -            7,669
   Repurchase of common stock.......             -              -              -              (46)
   Issuance of compensatory stock
   options..........................       (12,183)             -              -              162
   Compensation attributable to
   stock option vesting.............         6,400              -              -            6,400
   Unrealized gain on marketable
   equity securities................             -          7,470              -            7,470
   Net loss.........................             -              -        (75,943)         (75,943)
                                        ----------     ----------     ----------          -------
   Total comprehensive loss.........             -              -              -          (68,473)
Balances, December 31, 1999.........        (6,713)         7,470       (105,306)         229,213
   Common stock issued upon
    closing of public offering,
    net of issuance costs...........             -              -              -          107,130
   Common stock issued for
    businesses acquired.............        (2,400)             -              -          105,604
   Issuance of warrants for loan
    origination fees................             -              -              -              360
   Issuance of options and warrants
    to marketing partners...........             -              -              -            9,957
   Exercise of common stock
    options.........................             -              -              -            2,214
   Exercise of common stock
    warrants........................             -              -              -              547
   Issuance of common stock from
     conversion of debt.............             -              -              -            3,265
   Issuance of common stock under
     employee stock purchase plan
     and other......................             -              -              -              885
   Repayment of subscription
     receivables....................             -              -              -               63
   Issuance of compensatory stock
     options........................        (4,739)             -              -                -
   Compensation attributable to
     stock option vesting...........         6,094              -              -            6,094
   Unrealized loss on marketable
     equity securities..............             -        (30,971)             -          (30,971)
   Impairment of marketable equity

   Net loss.........................             -              -       (262,026)        (262,026)
                                        ----------     ----------     ----------         --------
   Total comprehensive loss.........             -              -              -         (269,626)
Balances, December 31, 2000.........    $   (7,758)    $     (130)    $ (367,332)        $195,706
                                        ==========     ==========     ==========         ========

  The accompanying notes are an integral part of these consolidated statements.

                              Network Commerce Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                For the Year Ended
                                                                                                   December 31,
                                                                                       2000          1999          1998
---------------------------------------------------------------------------------------------------------------------------
Operating activities:
     Net loss                                                                       $(262,026)    $(75,943)     $ (24,745)
     Adjustments to reconcile net loss to net cash used in operating activities-
        Depreciation and amortization.                                                  94,619       13,180          1,602
        Amortization of deferred compensation                                            6,215        6,562            182
        Provision for bad debts                                                          6,188          678            591
        Restructuring and impairment charges                                            64,938            -          5,207
        Impairment of certain ling-lived assets                                         46,564            -              -
        Impairment of marketable equity securites and investments                       32,277            -              -
        Non-cash consideration received                                               (10,234)            -              -
        Realized gain from sale of marketable equity securities                        (5,670)      (2,878)              -
        Operating expenses paid in stock and warrants                                       99        2,041            125
        Deferred income tax benefit                                                   (49,205)            -              -
        Changes in operating assets and liabilities,
          excluding effects of acquired businesses-
        Accounts receivable                                                           (20,583)      (4,067)          1,516
        Prepaid expenses and other current assets                                      (1,652)      (4,640)           (77)
        Other assets                                                                   (1,241)      (1,559)              -
        Unbilled services and customer deposits                                        (7,703)        (615)        (3,713)
        Accounts payable and accrued liabilities                                         8,101       11,675          2,824
        Deferred revenue                                                                 6,782        4,676            535
                                                                                   ------------   ----------   ------------
        Net cash used in operating activities                                         (92,531)     (50,890)       (15,953)
                                                                                   ------------   ----------   ------------
Investing activities:
     Purchases of short-term investments                                             (133,315)    (101,734)          (150)
     Sales of short-term investments                                                   147,230       49,712              -
     Proceeds from sale of investments                                                   9,976        2,990
     Purchases of property and equipment                                              (24,553)     (13,457)        (2,189)
     Investments in equity and debt securities and other assets                       (17,956)      (7,251)          (147)
     Acquisition of businesses, net of cash acquired of $463 in 2000, $711
        in 1999 and $2,850 in 1998                                                    (18,344)      (9,387)        (2,851)
                                                                                   ------------   ----------   ------------
        Net cash used in investing activities                                         (36,962)     (79,127)        (5,337)
                                                                                   ------------   ----------   ------------
Financing activities:
     Borrowings on line of credit, net of loan fees paid                                10,357        1,000             38
     Payments on line of credit                                                          (848)      (1,238)              -
     Proceeds from debt financing                                                       20,152       12,410          3,700
     Payments on long-term debt                                                        (9,858)      (7,544)        (6,034)
     Proceeds from sales of preferred stock                                                  -       33,429         33,034
     Proceeds from sale of common stock                                                110,745       92,817             25
     Repurchases of common stock                                                             -         (46)              -
                                                                                   ------------   ----------   ------------
        Net cash provided by financing activities                                      130,548      130,828         30,763
                                                                                   ------------   ----------   ------------
Net increase (decrease) in cash and cash equivalents                                     1,055          811          9,473
Cash and cash equivalents at beginning of period                                        10,660        9,849            376
                                                                                   ------------   ----------   ------------
Cash and cash equivalents at end of period                                         $    11,715    $  10,660    $     9,849
                                                                                   ============   ==========   ============
Supplementary disclosure of cash flow information:
Cash paid during the period for interest                                           $     1,764    $     962    $       232
                                                                                   ============   ==========   ============
Cash paid during the period for income taxes                                       $         -    $       -    $         -
                                                                                   ============   ==========   ============
     Non-cash investing and financing activities:
        Common stock, options and warrants issued and liabilities assumed
        as part of business and technology acquisitions                            $   144,314    $ 129,825    $     6,105
                                                                                   ============   ==========   ============
        Preferred stock isued as part of investment in marketable equity
        securities                                                                 $         -    $  25,100    $         -
                                                                                   ============   ==========   ============
        Conversion of convertible note payable to common stock                     $     3,265    $       -    $         -
                                                                                   ============   ==========   ============
        Assets acquired under capital leases                                       $              $   4,607    $     2,092
                                                                                   ============   ==========   ============

 The accompanying notes are an integral part of these consolidated statements.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                                December 31, 2000

NOTE 1. ORGANIZATION AND BACKGROUND:

THE COMPANY

Network Commerce Inc. (the Company), a Washington corporation, is a technology infrastructure and services company. The Company provides a technology and services platform solution that includes domain registration, hosting services, commerce services, business services, one-to-one marketing services, wireless technology and online marketplaces. The Company's headquarters are located in Seattle, Washington. Through December 31, 2000, the Company operated two commerce networks, known as the Network Commerce Consumer Network, which aggregated merchants and shoppers over a distributed network of Web sites, and the Network Commerce Business Network, which was designed to enable businesses to engage in online activities and transactions with other businesses. In January 2001, the Company restructured these groups into the Network Commerce Portal Services and the Network Commerce Infrastructure and Technology (IT) groups. The Portal Services group includes one-to-one marketing services and various online marketplaces focused on gaming and entertainment. The Network Commerce IT group includes domain name registration, technology and licensing and other business services. As a result of this restructuring, certain of the Company's previous business units and offerings were shut down (see Note 4). Further restructuring efforts in March 2001, resulted in the shutdown of SpeedyClick.com and the sale of Ubarter Canada, components of the Consumer Network.

The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key management personnel, on successful development and marketing of its products and services, on the continued acceptance of the Internet. Additional risks include competition from substitute products and services from companies with greater financial, technical, management and marketing resources and risks associated with recent acquisitions. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may or may not be readily available.

GOING CONCERN

The Company's consolidated financial statements for the year ended December 31, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $262.0 million for the year ended December 31, 2000 and has accumulated deficits of $367.3 million as of December 31, 2000. The Company has continuously incurred net losses from operations and as of December 31, 2000 has working capital of $7.7 million. The Company is out of compliance with certain debt covenants. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

The Company believes that its cash reserves and cash flows from operations will be adequate to fund its operations through the first quarter of 2001. Consequently, the Company will require substantial additional funds to continue to operate their business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to the Company on favorable terms or at all. Even if additional financing is available, the Company may be required to obtain the consent of its existing lenders, which the Company may not be able to obtain. If additional financing is not available, the Company may need to dramatically change its business plan, sell or merge its business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

The Company's plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:

     engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     raising additional capital to fund continuing operations by private placements of equity and/or debt securities; and

     forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

Additional cost-cutting measures could include additional lay-offs and/or the closure of certain business units and facilities.

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

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The Company's consolidated financial statements include 100% of the assets, liabilities and results of operations of all subsidiaries in which the Company has a controlling ownership interest of greater than 50%. Equity investments in which the Company holds less than a 20% ownership interest and does not exercise significant influence are recorded at cost and are included in cost-basis investments in the accompanying consolidated balance sheets. All significant intercompany transactions and balances have been eliminated.

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

REVENUE RECOGNITION

Through December 31, 2000, the Company derived substantially all of its revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

Revenues from the Network Commerce Consumer Network, which was a network of proprietary and affiliated Web sites including www.shopnow.com and licensed affiliates, the BottomDollar Network (including www.bottomdollar.com and licensed affiliates) and www.speedyclick.com were generated primarily from the sale of online marketing services, leads and orders, advertising and merchandising. Revenues from these agreements were recognized as the media or services were delivered to the merchants over the term of the agreements, which typically ranged from one to twelve months. Where billings exceed revenues earned on these agreements, the amounts are included in the accompanying consolidated balance sheets as deferred revenue. The Company bears the full credit risk with respect to these sales. In certain circumstances, such as with the www.chaseshop.com portal, the Company offered products directly to shoppers. In these instances where the Company acted as merchant-of-record, the Company records as revenue the full sales price of the product sold and records the full cost of the product to the Company as cost of revenues, upon shipment of the product. Shipping charges billed to the customer are included in revenues, and the costs incurred by the Company to ship the product to the customer are included in cost of sales.

Revenues  from the  Network  Commerce  Business  Network,  which is a network of proprietary and affiliated Web sites, including www.registrars.com, www.b2bnow.com, www.freemerchant.com and www.ubarter.com, are derived primarily from providing domain registration, web-enablement services, commerce-enablement services, transaction processing, advertising and technology licensing to businesses. Revenues from registrars.com are derived from the sale of domain name registration fees, which are typically paid in full at the time of the sale and are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

Revenues from b2bNow.com are generated primarily from the sale of advertising and merchandising products and services similar to those sold on the Network Commerce Consumer Network. Revenues from Ubarter.com are generated from transaction fees earned from member businesses that transact over the Ubarter exchange system as well as from products sold by Ubarter.com to other member merchants of the Ubarter exchange system. Revenues from services are generated principally through development fees, domain registration fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. The Company recognizes revenues from the development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to twelve months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. The Company bears full credit risk with respect to these sales. Anticipated losses on these contracts are recorded when identified. To date, losses have not been significant. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, are recognized in the period in which the revisions are determined. Unbilled services typically represent amounts earned under the Company's contracts not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceed revenues earned on contracts, the amounts are included in the accompanying consolidated balance sheets as customer deposits, as the amounts typically relate to ancillary services, whereby the Company is acting in an agency capacity. Fee revenue from ancillary services provided by the services division is recognized upon completion of the related job by the applicable third party vendor.

Revenues are also generated from fees paid to the Company by businesses and merchants who license the Company's technology; transaction processing, fraud prevention, and online payment gateways, as well as other e-commerce enabling technologies. Revenues include licensing fees, per-transaction fees and in certain cases monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Where billings exceed revenues earned on these contracts, the amounts are included in the accompanying consolidated balance sheets as deferred revenue. Businesses and merchants who utilize the Company's payment processing technologies act as the merchant-of-record and bear the full credit risk on those sales of goods and services.

The Company recognizes revenues from barter transactions when earned. The Company values the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever is more readily determinable.

The Company recognizes revenues from sale of online marketing services, leads and orders, advertising and merchandising and receives equity in the customer. The Company values the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever is more readily determinable. The Company monitors these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that our investments in these early-stage technology companies will be realized.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

Revenues for the years ending December 31, 1998 and 1999 include revenues generated from the Company's BuySoftware.com business, which ceased operations in June 1999.

UNUSUAL ITEM

During the first quarter of 2000, the Company paid Inktomi Corp. (Inktomi) a $6.1 million prepaid fee to be a non-exclusive distributor of Inktomi's shopping engine technologies. This fee allowed the Company to sell up to 100 occurrences to Inktomi's shopping engine during a 12-month period subsequent to the first quarter 2000. Through September 30, 2000, the Company had recognized approximately $400,000 in revenues from this distribution agreement. Based on this sales history, management determined that the Company would not recover the remaining value of the prepaid fee before the 12-month period expires. As a result, the Company charged $5.3 million to cost of revenues - unusual item during the third quarter 2000 in order to write down this prepaid asset to its net realizable value, which was deemed to be approximately $300,000 at the time that the unusual item was recorded.

CASH, RESTRICTED CASH AND CASH EQUIVALENTS

For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage-backed bonds, and highly rated corporate securities. Approximately $16.6 million and $2.6 million of cash as of December 31, 2000 and 1999, respectively, is characterized as restricted in order to secure certain facilities leasing and debt obligations under letters of credit and another security arrangement. The Company's restricted cash and cash equivalents are stated at cost, which approximates fair market value.

SHORT-TERM INVESTMENTS AND MARKETABLE EQUITY SECURITIES

The Company classifies these securities as available-for-sale and they are stated at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are also reflected in accumulated other comprehensive loss in the accompanying consolidated statement of changes in shareholders' equity and comprehensive loss. Fair value is based on quoted market prices. The Company's short-term investments consist of corporate notes and bonds, commercial paper, municipal notes and bonds, auction preferreds and US government securities and are stated at fair value as of December 31, 2000 and at cost, which approximates market value as of December 31, 2000. Marketable equity securities consist solely of investments in the common stock of publicly traded companies and are recorded at fair value. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized as earned. Any changes in market values that are considered other than temporary are recorded as realized gains or losses in current operations (see Note 4).

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Assets purchased under capital leases are recorded at cost (based on the present value of future minimum lease payments discounted at the contractual interest rates). Depreciation is computed using the straight-line method over the useful lives of the assets estimated at three to ten years, or in the case of leasehold improvements, ten years or the life of the lease, whichever is shorter. Betterments are capitalized. Repairs and maintenance expenditures are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist primarily of acquired technology, assembled workforce, proprietary concepts, customer lists, domain names and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The
Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset (see Note 4 and Note 18).

COST-BASIS INVESTMENTS

The Company's cost-basis investments, which consist primarily of investments in the equity securities of certain early-stage technology companies, were $29.5 million and $12.2 million at December 31, 2000 and 1999, respectively. The Company monitors its cost-basis investments for impairment (see Note 10). When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that the Company's investments in these early-stage technology companies will be realized.

ADVERTISING COSTS

The cost of advertising is expensed as incurred. For the years ended December 31, 2000, 1999 and 1998, the Company incurred advertising and direct marketing expenses of approximately $43.0 million (of which $3.8 million was incurred from barter arrangements), $29.1 million and $5.7 million, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and consist primarily of salaries, supplies and contract services.

The Company's accounting policy is to capitalize eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the years ended December 31, 2000, 1999 and 1998, the amount of eligible costs to be capitalized has not been significant, and accordingly, the Company has charged all software development costs to research and development in the accompanying consolidated statements of operations.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

STOCK COMPENSATION

The Company has adopted the disclosure-only provisions of the SFAS No. 123, "Accounting for Stock-Based Compensation", and instead applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (see Recent Accounting Pronouncements below). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock over the stock option exercise price at the date of grant. Options and warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company's income tax benefits of $49.2 million for the year-ended December 31, 2000 are the result of changes in the Company's deferred tax accounts, which have principally been created as a result of the Company's recent business acquisitions and from the Company's generation of net operating losses. The Company did not recognize income tax benefits for any previous period.

NET LOSS PER SHARE

In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of common stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is antidilutive. The Company did not include the effects of convertible preferred stock or shares issuable upon the exercise of stock options and warrants as the effect of their inclusion is antidilutive for all periods.

SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has defined its operating segments based upon available financial information, by how they are regularly evaluated by the Company's chief operating decision makers, or a decision-making group, by how resources are allocated and by how performance is evaluated by segment. As allowed under SFAS No. 131, certain divisions within the Company are aggregated in determining the Company's operating segments The Company's chief operating decision-making group is comprised of the chief executive officer and various executive vice presidents and general managers of the Company. The Company has identified five distinct reportable segments: the Network Commerce Consumer

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

Network, the Network Commerce Business Network, Services, BuySoftware.com and corporate/other, which includes certain executive and overhead divisions of the Company. While the decision making group evaluates results in a number of different ways, the line of business management structure is the primary basis by which it assesses financial performance and allocates resources. The accounting policies of the line of business operating segments are the same as those described elsewhere in the notes to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies certain issues relating to the application of APB Opinion No. 25 and related interpretations, which are the authoritative pronouncements the Company uses to account for its stock-based compensation transactions. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

In September 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" to provide guidance on the classification of shipping and handling fees and costs in financial statements. This consensus is consistent with the Company's historical accounting policies described above and has no impact on the Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that require derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded at fair value. The statement requires that changes in the derivative's fair value be recognized currently in operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to
FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at a company's election, before January 1, 1999). The Company impact of adopting SFAS No. 133 is not material on the financial statements. However, the statement could increase volatility in the consolidated statements of operations and in other comprehensive loss.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

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

On November 12, 1999, the Company acquired SpeedyClick, Corp. (SpeedyClick), a California corporation, for $55.6 million of cash, common stock and common stock options. SpeedyClick, a privately held company, maintains an Internet Web site that focuses on entertainment and interactivity. Upon effectiveness of the acquisition, a total of 3,799,237 shares of common stock valued at $13.31 per share were issued to the owners of SpeedyClick. Options to purchase SpeedyClick common stock were assumed by the Company and converted into 157,527 options to purchase the Company's common stock. The Company also paid cash consideration of $3.0 million to the owners of SpeedyClick. The Company accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 million was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets are being amortized over a three-year life. However, in March 2001, the Company decided to shut down the operations and wrote-off the remaining intangible assets. (see Note 19)

On December 3, 1999, the Company acquired Cortix, Inc. (Cortix), an Arizona corporation doing business as 20-20Consumer.com, for $14.4 million of cash and common stock. Cortix, a privately held company, is an operator of comparison shopping services including online reviews and ratings for commerce-oriented businesses, merchants and products. Upon effectiveness of the acquisition, 711,435 shares of common stock valued at $18.81 per share were issued to the owners of Cortix. The Company also paid cash consideration of $1.0 million to the owners of Cortix. The Company accounted for this transaction as a purchase. Of the $14.4 million in consideration paid, approximately $11.3 million was allocated to acquired technology, $1.6 million to customer lists and $1.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $9.1 million. (see
Note 4)

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

On December 17, 1999, the Company acquired WebCentric Inc., (WebCentric) a Kansas corporation doing business as bottomdollar.com, for $40.2 million of common stock, common stock options and approximately $1.4 million of cash. WebCentric, a privately held company, develops e-commerce integration technology and applications, including a comparison shopping engine that allows consumers to search and compare the products and services of several leading Internet merchants. Upon effectiveness of the acquisition, a total of 2,161,904 shares of common stock valued at $16.89 per share were issued to the owners of WebCentric. In addition, the Company issued replacement stock options to purchase an aggregate of 121,544 shares of the Company's common stock to certain employees and owners of WebCentric. The Company accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately $31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $24.3 million. (see
Note 4).

On January 13, 2000, the Company, through its wholly owned subsidiary 3037952 Nova Scotia Company, a Nova Scotia Company, acquired Pronet Enterprises Ltd. (Pronet), a Canadian company, for approximately $12.8 million, of which $3.2 million was paid in cash, $2.2 million in non-cash deferred tax liabilities assumed and $7.4 million in common stock and common stock options issued to Pronet shareholders. Pronet, a privately held company, operates a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. Upon effectiveness of the acquisition, a total of 162,508 shares of common stock, valued at $17.60 per share, were issued to the shareholders of Pronet. In addition, the Company issued options to purchase 351,666 shares of common stock to the two principals of Pronet. The Company accounted for this transaction as a purchase. Of the $12.8 million in consideration paid, approximately $6.3 million was allocated to acquired technology, $2.7 million to customer lists and $3.8 million to goodwill. These intangible assets are being amortized over a three-year life. In January 2001, management revised its estimated useful life for these assets and will be amortizing the remaining carrying value of Pronet (approximately $9.1 million as of December 31, 2000) over the first six months of 2001.

On January 18, 2000, the Company acquired AXC Corporation (AXC), a Washington corporation, for approximately $17.9 million, of which $2.2 million was paid in cash, $4.1 million in non-cash deferred tax liabilities assumed and $11.6 million in common stock and common stock options issued to AXC shareholders. AXC, a privately held company, provided e-commerce consulting services to businesses. Upon effectiveness of the acquisition, a total of 540,296 shares of common stock valued at $17.60 per share were issued to the owners of AXC. In addition, the Company issued replacement stock options to purchase an aggregate of 72,089 shares of the Company's common stock to certain employees and owners of AXC. The Company accounted for this transaction as a purchase. Of the $17.9 million in consideration paid, approximately $7.2 million was allocated to assembled workforce, $4.9 million to customer lists, $5.0 million to goodwill and $800,000 to working capital. These intangible assets were being amortized over a three-year life. However, in December 2000, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $14.2 million. (see Note 4).

On April 11, 2000, the Company acquired FreeMerchant.com, Inc. (FreeMerchant), a Delaware corporation, for approximately $38.1 million, of which $2.0 million was paid in cash, $10.0 million in non-cash deferred tax liabilities assumed, $500,000 of debt assumed and $25.6 million in common stock and common stock options issued to FreeMerchant shareholders. FreeMerchant, a privately held

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

company, has developed online store-builder technology for small- to medium-sized merchants that seek a low-cost point of entry to e-commerceand provides hosting services to those merchants. Upon effectiveness of the acquisition, a total of 2,573,723 shares of common stock, valued at $8.80 per share, were issued to the shareholders of FreeMerchant. In addition, the Company issued options to purchase 293,596 shares of common stock to certain FreeMerchant shareholders and employees. The Company accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. These intangible assets are being amortized over a three-year life.

On June 2, 2000, the Company effected its acquisition of Ubarter.com Inc (Ubarter), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, of which $875,000 was paid in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 in net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and the Company, and $40.8 million in common stock and common stock warrants issued to Ubarter shareholders and creditors. Ubarter, a publicly traded company, is a business-to-business e-commerce enterprise, which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. Upon effectiveness of the acquisition, a total of 2,682,871 shares of common stock valued at approximately $15.10 per share were issued to the shareholders and creditors of Ubarter. In addition, the Company issued warrants to purchase 51,842 shares of common stock to certain Ubarter shareholders, employees and creditors. The Company accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, we recognized an impairment charge of $46.6 million. (see Note 4 and Note 18).

On August 24,  2000,  the Company  acquired  Ivebeengood.com,  d.b.a.  UberWorks
(UberWorks), a wholly owned subsidiary of Trilogy, Inc. (Trilogy), for approximately $22.8 million, of which $2.4 million was accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to UberWorks shareholders and employees. UberWorks is a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. Upon effectiveness of the acquisition, a total of 2,601,562 shares of common stock valued at approximately $6.13 per share were issued to shareholders of UberWorks, of which 423,253 are being held back by the Company to be subsequently released based on time vesting and on certain performance criteria yet to be achieved (these shares have been excluded from determining the Company's weighted average shares outstanding used to calculate basic and diluted earnings per share). The maximum term of the retention is three years from the effective date of the acquisition. In addition, the Company issued a warrant to Trilogy, with a strike price of $0.000001 per share, to purchase additional shares of the Company's common stock if on the one-year anniversary date of the acquisition, the shares currently held by Trilogy (the Trilogy Shares) are not worth at least $13.1 million. The maximum number of additional shares that Trilogy can purchase under the terms of the warrant is 2.6 million. To the extent that the Trilogy Shares have a fair market value that exceeds $13.1 million on the one-year anniversary date, the warrant is cancelled and Trilogy must forfeit the number of Trilogy Shares that would be required to bring their fair value down to $13.1 million, limited to a maximum of 1.3 million shares to be forfeited under this scenario. The Company also issued options to purchase 248,162 shares of common stock to certain UberWorks employees. The Company accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets are being amortized over a three-year life. Deferred compensation will be amortized over the three-year term of the option agreements, subject to certain accelerated vesting criteria. However, in March 2001, the Company decided to abandon the technology and wrote-off the remaining intangible assets. (see Note
19)

On December 8, 2000, the Company acquired ePackets.Net, Inc. (ePackets) for approximately $270,000 consisting of $150,000 in cash, $37,000 in common stock and common stock options and $83,000 in net liabilities assumed. ePackets provides permission-based one-to-one email solutions. In connection with this acquisition, the Company issued to the shareholders of ePackets a total of 33,324 shares of common stock. The Company accounted for this transaction as a purchase. The consideration paid was allocated to acquired technology and is being amortized over a three-year life.

n December 22, 2000, the Company acquired Internet Domain Registrars Corporation
(IDR), for approximately $23.6 million, consisting of $750,000 in cash, $6.1 million in non-cash deferred tax liabilities assumed, $5.7 million in common stock and $11.1 million in net liabilities assumed. IDR is a domain name infrastructure company, which owns and operates the www.registrars.com Web site. In connection with this acquisition, the Company issued to the shareholders of IDR a total of 7,650,000 shares of common stock, of which 1,000,000 were placed in escrow for indemnification purposes. In addition, 3,281,000 shares were issued and placed in escrow to be released to the former shareholders and certain employees of IDR upon the achievement of established future revenue targets over an eighteen-month period, and 219,000 shares were issued to employees of IDR who continued to be employed by IDR after the acquisition. Finally, 600,000 shares of our common stock were issued at the closing to certain other persons in connection with the settlement of potential claims against IDR and as consideration of services rendered to IDR in connection with the acquisition. The Company's common stock on December 22, 2000 was $0.69 per share. The Company accounted for this transaction as a purchase. Of the $23.6 million of consideration paid, approximately $10.5 million was allocated to proprietary concept, $874,000 to domain name, $3.5 million to customer lists, $874,000 to assembled workforce and $7.8 million to goodwill. These intangible assets are being amortized over a three-year life.

UNAUDITED PRO FORMA COMBINED RESULTS

The following summarizes the unaudited pro forma results of the Company's operations for the years ended December 31, 2000 and 1999 assuming the GO, CardSecure, SpeedyClick, Cortix and WebCentric acquisitions had occurred as of January 1, 1999 and assuming the AXC, Pronet, FreeMerchant, Ubarter, UberWorks and IDR acquisitions had occurred as of January 1, 2000. The pro forma results are presented for the purposes of additional analysis only and do not purport to present the results of operations that would have occurred for the periods presented or that may occur in the future.

                                         Year Ended December 31,
                                          2000            1999
                                       ----------      ----------
                                          (in thousands, except
                                              share amounts)

Revenues                                $ 107,917       $  48,976
Net loss before taxes                    (337,382)       (184,927)
Net loss per share before taxes             (4.95)          (4.92)

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)


NOTE 4. RESTRUCTURING AND IMPAIRMENT CHARGES:

IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS

Early in the fourth quarter 2000, the Company launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision in management's original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets including goodwill was $51.6 million. Based on recent comparable sales of other barter exchange systems, management determined the fair value of Ubarter.com to be approximately $5.0 million. As a result, the Company recognized an impairment charge of $46.6 million in December 2000, which is reflected in the accompanying December 31, 2000 consolidated statement of operations. In March 2001, the Company recognized additional losses on the sale of certain Ubarter assets. (see Note 19)

RESTRUCTURINGS AND RELATED IMPAIRMENTS

In December 2000, the Company initiated a restructuring plan to focus more resources on the technology infrastructure and services business that resulted in the closing of certain business units including Media Assets, Inc. (d.b.a. The HagginGroup), ShopNow.com, AXC, Cortix and WebCentric, as well as termination of approximately 141 employees. The Company recognized restructuring and impairment charges of $64.9 million, which included $48.1 million of impaired intangible assets and goodwill as well as $16.6 million of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to these acquired businesses. Charges relating to employee severance and benefits for terminated employees were $235,000, of which $170,000 had been paid as of December 31, 2000 and the remainder was paid early in the first quarter of 2001. Of the $64.9 million in recognized restructuring and impairment charges, approximately $3.2 million is related to future cash outlays that are expected to be incurred during 2001 from exiting lease agreements for office space that is no longer in use. This amount is included in accrued liabilities in the accompanying December 31, 2000 consolidated balance sheet.

NOTE 5. SHORT-TERM INVESTMENTS:

Short-term investments are summarized as follows (in thousands):

                                                     December 31                       December 31
                                                        2000                              1999
                                                  Cost       Market Value          Cost        Market Value
    Auction preferreds                     $          -    $           -      $   14,647       $    14,647
    Municipal notes and bonds                     3,503            3,500          13,453            13,453
    Commercial paper                                  -                -          11,452            11,452
    Corporate notes and bonds                     6,867            6,744           6,298             6,298
    U.S. government securities                    1,499            1,495           3,572             3,572
    Certificate of deposit                        9,853            9,853             150               150
                                           ------------    -------------      ----------       -----------
    Total short-term investments           $     21,722    $      21,592      $   49,572       $    49,572
                                           ============    ==============     ==========       ============


                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

NOTE 6. MARKETABLE EQUITY SECURITIES:

At December 31, 2000, the Company's investments in marketable equity securities were comprised primarily of 476,410 shares of 24/7 Media, a publicly traded company subject to the reporting requirements of the SEC. During the fourth quarter of 2000, management determined that its investment in 24/7 Media and certain of its other investments in marketable equity securities were permanently impaired. As a result, the Company recorded an impairment charge of $23.7 million, which is included as a component of nonoperating income (expense) in the accompanying December 31, 2000 consolidated statement of operations. Fair values used to determine the magnitude of the impairment charge were based on an average closing market price as of December 31, 2000 of the individual securities as quoted in the public markets. There were no such charges in prior periods. After recording this charge, the Company's cost basis in its marketable equity securities was $431,000 (equivalent to their fair values) as of December 31, 2000, compared to $23.4 million as of December 31, 1999. For the year-ended December 31, 1999, the Company had recognized unrealized holding gains of $7.5 million.

During the fourth quarter of 1999, the Company sold 110,000 of its original 195,122 shares of FreeShop.com, Inc. for a recognized gain of $2.4 million. The Company's remaining 85,122 shares were sold during 2000 for a recognized gain of $1.3 million. There were no sales of the Company's marketable equity securities in 2000 or prior to 1999.

NOTE 7. UNBILLED SERVICES:

Unbilled services is comprised of marketing and professional services of $10.8 million and $2.1 million, at December 31, 2000 and 1999, respectively. These amounts were primarily billed in the following month.

NOTE 8. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

                                                              December 31,
                                                         2000            1999
                                                     -----------      ----------
  Equipment                                          $     4,506      $   11,065
  Software                                                20,377          10,645
  Furniture and fixtures                                   9,166           1,618
  Leasehold improvements                                   1,128             817
                                                          35,177          24,145
                                                     -----------      ----------
  Less - Accumulated depreciation and amortization      (12,597)         (4,760)
                                                     -----------      ----------
   Property and equipment, net                       $    22,580      $   19,385
                                                     ============     ==========

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $11.1 million, $3.6 million and $816,000, respectively.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)


Property and equipment shown above include assets under capital leases of approximately $8.3 million and $6.9 million at December 31, 2000 and 1999, with corresponding accumulated amortization of approximately $2.5 million and $1.0 million at December 31, 2000 and 1999, respectively.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

NOTE 9. OTHER INTANGIBLE ASSETS:

Other intangible assets consists of the following (in thousands):

                                                              December 31,
                                                         2000            1999
                                                    ------------     -----------

    Acquired technology                             $    60,875      $   61,297
    Proprietary concept                                  40,841          27,910
    Customer lists                                       20,581          22,297
    Domain names                                          4,268           1,175
    Assembled workforce                                   6,060               -
    Other                                                   420             402
                                                    -----------      ----------
                                                        133,045         113,681
    Less - Accumulated amortization                     (38,306)         (8,968)
                                                    -----------      ----------
    Total other intangible assets, net              $    94,739      $  104,713
                                                    ============     ==========

NOTE 10. COST-BASIS INVESTMENTS:

Cost-basis investments in the equity securities of certain technology companies consist of the following (in thousands):
                                                              December 31,
                                                         2000            1999
                                                     ----------       --------

    Futurist Records, Inc                            $    8,200       $      -
    Privaseek, Inc                                        4,728          4,728
    Bidbay, Inc                                           3,108              -
    Planet of Music, Inc.                                 2,754              -
    Escrow.com, Inc                                       2,700          5,387
    The Munder Fund                                       1,499              -
    Skyway Communications, Inc.
        (promissory note receivable)                      1,481              -
    Insuresuite.com, Inc.                                   900              -
    Other                                                 4,111          2,072
                                                     ----------       --------
    Total cost-basis investments                     $   29,481       $ 12,187
                                                     ==========       ========

During the second half of 2000, management determined that certain of its cost-basis investments were permanently impaired relative to their historical values. As a result, the Company recognized an impairment charge of $8.6 million, which is included as a component of nonoperating income (expense) in the accompanying December 31, 2000 consolidated statement of operations. Permanent impairments in the Company's cost-basis investments were determined by examining the operations of each company, and when possible by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations. There were no such charges prior to 2000. Also during 2000, the Company sold 1.4 million of its original 2 million shares held in Escrow.com, Inc., for a recognized gain of $3.9 million. There were no other sales of

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

the Company's cost-basis investments in 2000 or prior to 1999. The above companies are predominantly early stage technology companies, which will in most instances be seeking to raise additional capital in the future. There is no assurance that additional capital will be raised by these entities, and management's evaluation of permanent impairment may change in the near term as facts and circumstances change. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in determining whether permanent impairment had occurred as of December 31, 2000.

NOTE 11. ACCRUED LIABILITIES:

Accrued liabilities consists of the following (in thousands):
                                                              December 31,
                                                         2000            1999
                                                     ----------       ---------

    Accrued compensation and benefits                $    4,730       $   4,422
    Accrued marketing expenses                            3,047           2,145
    Other accrued liabilities                            10,369           2,211
                                                     ----------       ---------
    Total accrued liabilities                        $   18,146       $   8,778
                                                     ==========       =========

NOTE 12. DEFERRED REVENUES:

Deferred revenues consists of the following (in thousands):

                                                              December 31,
                                                         2000            1999
                                                      ---------        -------
    Domain registrations                              $  11,982        $     -
    Marketing services                                    8,898            816
    Licensing fee                                         2,259          4,970
    Professional services                                 2,619              -
                                                      ---------        -------
                                                         25,758          5,786
    Less - Current portion of deferred revenues         (22,055)        (5,786)
                                                      ---------        -------
    Deferred Revenues                                 $   3,703        $     -
                                                      =========        =======

Unearned revenues related to domain registrations represent the unexpired term of registration fees, net of the referral commissions paid to affiliates and referral partners, and are recognized ratably over the term of the registration. Revenues from marketing and professional fees are recognized when services are delivered, and licensing fees are recognized over the term of agreement.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

NOTE 13. DEBT OBLIGATIONS:

Notes and leases payable consists of the following (in thousands):

                                                                                               December 31,
                                                                                           2000           1999
                                                                                        ----------    ---------
    Convertible note payable to shareholder, bearing interest at applicable federal rate, quarterly principal and interest payments totaling $113,000; final payment due in October 2000. The note is convertible to common stock
       at $8.00 per share...........................................................    $       -     $     437
    Term note payable bearing interest at 12% per year, principal and interest
       payments payable monthly, final payment due in March 2002....................         1,750        3,086
    Credit agreement bearing interest at prime lending rate plus 1-1/2% (11% at
       December 31, 2000); principal and interest payments payable monthly, final
       payment due in November 2003, net of discount of $300,000....................         9,847            -
              Convertible notes payable, net of discount of $5,235,000..............         9,765            -
    Capital lease obligations and other notes payable, interest, and principal payable monthly, interest at rates from 5% to 29% with maturity dates
       between 2001 and 2010........................................................         5,176       10,451
                                                                                        ----------    ---------
                                                                                            26,538       13,974
                               Less current portion.................................       (24,797)      (8,565)
                                                                                        ----------    ---------
                                                                                        $    1,741     $  5,409
                                                                                        ==========    =========

In March 1999, the Company entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow the Company to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million. The term loan bears interest at 12%, is secured by a letter of credit and matures in March 2002. In conjunction with the agreement, the Company issued warrants to acquire 72,000 shares of common stock at an exercise price of $6.25 per share. The warrants are exercisable immediately and expire in March 2006. In May 1999, the Company issued to the financial institution additional warrants to acquire 70,000 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable immediately and expire in June 2006.

On May 19, 2000, the Company entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. The credit agreement is secured by substantially all of the Company's assets and had an outstanding balance of $10.1 million at December 31, 2000. The outstanding commitments bear interest at an annual rate equal to the prime lending rate plus one and one-half percent. Outstanding commitments under the agreement are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003. The credit agreement requires the Company to maintain certain financial ratios and places limitations on certain financing and investing activities. The credit agreement also contains other customary conditions and events of default that, in the event of noncompliance by the Company, would prevent any further borrowings and would

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

generally require the repayment of any outstanding commitments under the credit agreement. As of December 31, 2000, the Company had an adjusted quick ratio of
1.14 to 1.00 that was not in compliance with the financial ratio covenant required of 1.75 to 1.00. (see Note 19)

On September 29, 2000, the Company sold $20.0 million of convertible notes and warrants to a private institution. The notes have a one-year term and bear interest at an annual rate of six percent. On October 26, 2000, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on December 4, 2000. Also, the Company issued warrants to purchase 4,050,633 shares of common stock to the private institution at an exercise price of $10.37 per share. The warrants are immediately exercisable and expire in five years. These warrants were valued at $9.4 million and were recorded as common stock warrants in the accompanying December 31, 2000 consolidated balance sheet. The notes were valued at $10.6 million. Immediately after the effective date, $5.0 million of the notes were converted into common stock. The terms of the notes provide for conversion to common stock at a conversion price of $1.68 per share. Under the terms of the agreement, the notes can be called by the holder if the Company were to be delisted from the NASDAQ stock exchange.

Notes and leases payable mature as follows for the periods ending December 31, (in thousands):
    2001.............................................. $24,874
    2002..............................................   5,779
    2003..............................................     944
    2004..............................................      36
    2005..............................................      21
    Thereafter........................................     199
                                                       -------
    Total notes and leases payable.................... $31,773
                                                       =======

NOTE 14. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

The Company is obligated under capital and operating leases for various equipment leases and its office facilities. The leases expire through 2011. Future minimum lease payments under these leases are as follows for the periods ending December 31, (in thousands):

                                                       Capital      Operating
                                                        leases       leases
                                                       -------      -------
    2001.............................................. $ 3,972      $ 8,284
    2002..............................................   1,065        8,742
    2003..............................................     148        8,621
    2004..............................................      20        8,305
    2005..............................................       2        7,076
    Thereafter........................................       -       26,537
                                                       -------      -------

                                                         5,207      $67,565
                                                                    =======
    Less amounts representing interest................    (532)
                                                       -------
    Net present value of minimum lease payment........ $ 4,675
                                                       =======

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

In 1999, the Company issued 62,400 warrants to purchase common stock at $6.25 per share to two financial institutions in conjunction with certain leases included above. The warrants are exercisable immediately and expire between June 2004 and April 2006.

Rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $4.1 million, $1.3 million and $225,000, respectively.

The Company has commitments under various business agreements to purchase advertising totaling approximately $10.1 million in 2001, of which $8.9 million is related to barter transactions, decreasing to $250, 000 in 2002.

CONTINGENCIES

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

From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

NOTE 15. INCOME TAXES:

Prior to 2000, the Company had not provided for any current or deferred United States federal, state or foreign income tax provision or benefit because it had incurred net operating losses since inception, and had historically provided full valuation allowances on those deferred tax assets due to the uncertainty regarding their realizability. In December 1999, the Company's valuation allowance was reduced to zero due to the increase in deferred tax liabilities recognized from business acquisitions, which as of December 31, 1999, exceed the amount of deferred tax assets recognized by the Company. As additional deferred tax assets were generated during 2000, deferred tax benefits were recognized by the Company totaling $49.2 million for the year ended December 31, 2000. Deferred tax assets consist primarily of net operating loss carryforwards, stock-compensation expense not recognized for tax purposes and deferred revenue recognized immediately for tax purposes. Deferred tax liabilities consist primarily of intangible assets not recognized for tax purposes and accelerated tax depreciation deductions exceeding the amounts recognized by the Company in its consolidated financial statements. Deferred income taxes reflect the net tax effects

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows (in thousands):

                                                              December 31,
                                                         2000            1999
                                                      ---------       ---------
Deferred tax assets:
    Net operating loss carryforwards                  $  69,033       $  29,021
    Stock-based compensation                                  -           2,730
    Restructuring and impairment charges                 15,107               -
    Deferred revenue                                      2,473           1,889
    Other                                                   945             311
    Valuation allowance for deferred tax assets        (51,505)               -
                                                      ---------      ----------
    Total deferred tax assets                            36,053          33,951
                                                      ---------      ----------
Deferred tax liabilities:
    Ingangible assets                                  (36,001)        (38,398)
    Property and equipment                                 (52)            (64)
                                                      --------       ---------
    Total deferred tax liabilities                     (36,053)        (38,462)
                                                      ---------      ---------
Net deferred taxes                                    $       -      $  (4,511)
                                                      =========      =========

Income tax benefit differed from the amounts computed by applying the income tax rate of 38% (federal statutory rate of 34% plus a blend of state income tax rates, net of the federal benefit) to loss before income taxes as a result of the following (in thousands):

                                                                       December 31,
                                                         2000              1999             1998
                                                        --------       ---------          -------
Expected income tax benefit                            $(118,268)      $ (28,858)         $(9,403)
Increase (decrease) in income taxes resulting from:
    Change in valuation allowance                         51,505          28,858            9,403
    Nondeductible goodwill                                18,095               -                -
    Other                                                   (537)              -                -
                                                       ---------       ---------          -------
Actual income tax benefit                              $ (49,205)      $       -          $     -
                                                       =========       =========          =======


At December 31, 2000, the Company had net operating loss carryforwards of approximately $181.7 million related to U.S. federal, foreign and state jurisdictions. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company's ability to use net operating losses incurred prior to July 1999 is limited to an aggregate of approximately $14.3 million per year due to sales of Series D and Series E convertible preferred stock to third parties in April 1998 and the sale of Series I convertible preferred stock to Chase Manhattan Bank in July 1999, which resulted in ownership changes. These carryforwards will begin to expire at various times commencing in 2012.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

NOTE 16. SHAREHOLDERS' EQUITY:

CONVERTIBLE PREFERRED AND COMMON STOCK

At December 31, 2000, the Company had authorized 200,000,000 shares of common stock and 5,000,000 shares of convertible preferred stock. Through September 30, 1999, the Company had issued 20,189,061 shares of convertible preferred stock for total consideration of $89.4 million. All series of the Company's outstanding preferred stock were converted into common stock on a one-for-one basis upon completion of the Company's IPO during the fourth quarter of 1999.

STOCK OPTION PLANS

The Company adopted a combined incentive and nonqualified stock option plan (the
Plan) to provide incentive to employees, directors, consultants and advisors. The Company originally reserved 5,000,000 shares of common stock for issuance under the Plan. During 1999 and 2000, the Company amended the Plan and increased the shares reserved for issuance under the Plan to 10,500,000 as of December 31, 2000. The Company has granted options to purchase 2,683,249 shares to Company executives outside the Plan. In December 1999, the Company adopted a non-executive officer stock option plan (the NOE Plan) to provide incentive to certain employees and consultants. The Company originally reserved 1,000,000 shares of common stock for issuance under the NOE Plan, which also allows for automatic increases in the number of shares issuable based on certain events, up to a maximum number of 4,000,000 shares. During 2000, the Company increased the maximum number of shares issuable under the NOE Plan to 10,500,000. In December 1999, in connection with the acquisition of SpeedyClick, Corp., the Company assumed the SpeedyClick 1999 Stock Incentive Plan (the SpeedyClick Plan). The SpeedyClick Plan was designed to provide incentive to employees, directors, consultants and advisors. The Company has granted 157,537 shares of common stock for issuance under the SpeedyClick Plan. There are 375,000 shares of common stock reserved for issuance under the SpeedyClick Plan; however, the Company does not intend to make further grants of options under this Plan.

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

Under APB No. 25, the Company records compensation expense over the vesting period for the difference between the exercise price and the deemed fair market value for financial reporting purposes of stock options granted. Prior to the Company's IPO, the fair value of common stock had been based on factors including, but not limited to, preferred stock sales, milestones achieved in the development of the Company, comparisons to competitive public companies and general market conditions. Subsequent to the IPO, fair value has been determined using the Company's closing stock price as quoted in the public market. In conjunction with grants made in 2000, 1999 and 1998, the Company recorded $6.2 million, $6.6 million and $182,000 as stock compensation expense in the accompanying December 31, 2000, 1999 and 1998 consolidated statements of operations, respectively.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):
                                                    December 31,
                                          2000          1999         1998
                                        --------     --------     --------
                                              (dollars in thousands)
Net loss:
    As reported                        $(262,026)    $(75,943)    $(24,745)
    Pro forma                           (271,002)     (83,443)     (25,067)
Basic and diluted net loss per share:
    As reported                        $   (4.61)    $  (5.80)    $  (7.01)
    Pro forma                              (4.77)       (6.37)       (7.10)


The fair value of each option is estimated using the Black-Scholes option pricing model that takes into account: (1) the fair value stock price at the grant date, (2) the exercise price, (3) estimated lives ranging from two to three years, (4) no dividends, (5) risk-free interest rates ranging from 5.3% to 6.5% and (6) volatility ranging from 0% through June 18, 1999, 72.0% subsequent to June 18, 1999 through September 30, 1999, and 88.3% subsequent to September 30, 1999 through December 31, 2000. Annual volatility for the year ended December 31, 2000 was 134.70%. The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of the amortization of multiple awards would be reflected in results from operations.

A summary of activity relating to stock option grants under the Plans follows:

                                                                        December 31,
                                             -------------------------------------------------------------------
                                                       2000               1999                    1998
                                             ----------------------  ---------------------  --------------------
                                                           Weighted               Weighted              Weighted
                                                           Average                Average                Average
                                                           Exercise               Exercise              Exercise
                                                Options     Price      Options     Price      Options     Price
                                             ------------  -------  ---------     -------  ----------   --------
Outstanding at beginning of year               10,312,983  $ 5.28   4,333,566     $ 1.91   1,793,515     $ 0.54
    Granted                                    22,868,066    4.89   7,409,430       6.83   3,087,379       2.60
    Exercised                                 (2,102,751)    2.05   (672,004)       2.09    (27,499)       0.77
    Cancelled                                                8.10   (758,009)       4.06   (519,829)       2.28
                                              (5,959,999)
                                              -----------          ----------              ---------
Outstanding at end of year                     25,118,299  $ 4.86  10,312,983     $ 5.28   4,333,566     $ 1.91
                                              ===========          ==========              =========
Exercisable at end of year                      6,813,223  $ 5.70   3,231,952     $ 2.17   1,681,026     $ 1.06
                                              ===========          ==========              =========
 Weighted average grant date fair value of
    options granted during year               $      1.04          $     3.91              $       -
                                              ===========          ==========              =========


                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

The following information is provided for all stock options outstanding and exercisable at December 31, 2000:

                                               Outstanding                            Exercisable
                                          -----------------------------------   ----------------------
                                                                    Weighted
                                                       Weighted      Average                   Weighted
                                                        Average     Remaining                  Average
                                          Number of    Exercise    Contractual     Number of   Exercise
                                           Options       Price      Life (Years)   Options      Price
Exercise Price Range                     -----------   ---------    -----------   ----------   --------
$0.00 -2.24                                7,154,443   $    0.56          8.4     1,829,066  $    1.11
$2.25 -4.48                                9,802,876        3.53          8.3     2,460,314       3.78
$4.49 -6.72                                2,183,267        5.78          8.6       150,695       5.62
$6.73 - 8.96                               1,203,506        6.92          8.3       540,720       6.99
$8.97 -11.21                               1,624,442        9.68          7.8       910,157       9.63
$11.22 -13.45                              1,536,006       12.66          8.8       353,050      12.08
$13.46 - 22.42                             1,613,759       16.92          7.1       569,221      17.27
                                        ------------ -----------   -----------   ----------  ---------
                                          25,118,299   $    4.86          8.3     6,813,223  $    5.70
                                        ============ ===========   ===========   ==========  =========

During the fourth quarter of 1999, the contingent performance criteria relating to a stock option grant made outside of the Plan for 310,000 shares of the Company's common stock with an exercise price of $4.00 were satisfied. Accordingly, a stock-based compensation charge of approximately $3.3 million was recognized in the accompanying December 31, 1999 consolidated statement of operations. There were no such charges relating to contingent stock option grants in 2000 or prior to 1999.

In December 2000, the Company granted options to purchase 4,530,792 shares to Company executives and employees at a price of $0.78 vesting over 3 years. In April 2001, the Company repriced certain options and offered a voluntary stock option exchange program. (see Note 19)

At December 31, 2000, 6,058,946 shares of common stock were available for future grants under the Plans. Also, 31,177,245 shares of common stock were authorized but unissued relating to outstanding and available stock option grants under the Plans.

WARRANTS AND OPTIONS ISSUED TO NON-EMPLOYEES AND BUSINESS PARTNERS

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

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

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

During the second quarter of 2000, the Company issued warrants to purchase 400,000 shares of common stock to a third party in connection with the sale of certain of the Company's cost-basis investments. The warrants have an exercise price of $2.00 per share and are immediately exercisable at the time of grant.

During the third quarter of 2000, the Company issued options to purchase 200,000 shares of common stock under the Plans to certain advisory board members. These options have an exercise price of $6.00 and vest ratably over a two-year period. The options were valued at $3.31 per share using a Black-Scholes option pricing model and were recorded as deferred compensation to be amortized over a two-year period. There were no other non-employee stock option grants made during 2000.

EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company's Board of Directors and shareholders approved and adopted an employee stock purchase plan (the ESPP). A total of 2,000,000 shares of common stock have been reserved for issuance under the ESPP, which allows for future increases. During two six-month purchase periods each year, eligible employees may withhold up to 10% of their salary, plus commissions, to purchase common stock at a price equal to 85% of the lesser of the fair market value of the Company's common stock on the first or the last day of the applicable six month purchase period. The ESPP will continue for a term of 10 years, unless terminated earlier by the Company's Board of Directors. As of December 31, 1999, no shares had been sold to employees under the ESPP. The first sale of shares to employees occurred on April 30, 2000. For the year-ended December 31, 2000, 195,387 shares of common stock had been purchased by the Company's employees under the ESPP.

The following shares of common stock were reserved at December 31, 2000:

    Convertible preferred stock                 -
    Common stock options               31,177,245
    Common stock warrants               7,487,059
    Employee stock purchase plan        1,804,613
                                       ----------
                                       40,468,917
                                       ==========

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

NOTE 17. SEGMENT INFORMATION:

The Company's segment information for each of the three years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                                          Year Ended December 31,
                                                                      2000            1999            1998
                                                                    ---------       --------         -------
 Revenues from unaffiliated customers:
     Consumer Network                                               $  74,580      $  16,094        $    280
     Business Network                                                  13,578              -               -
     Services                                                          17,963         10,938           2,416
     BuySoftware.com                                                        -          9,923           4,458
     Corporate/other                                                        -              -               -
                                                                    ---------      ---------       ---------
                                                                      106,121         36,955           7,154
                                                                    ---------      ---------       ---------
 Cost of revenues:
     Consumer Network (including unusual item in 2000
         of $5,320)                                                    44,322          9,016             142
     Business Network                                                   4,648              -               -
     Services                                                          10,329          7,123           1,255
     BuySoftware.com                                                        -         11,190           4,452
     Corporate/other                                                        -              -               -
                                                                    ---------      ---------       ---------
                                                                       59,299         27,329           5,849
                                                                    ---------      ---------       ---------
 Gross Profit:
     Consumer Network                                                  30,258          7,078             138
     Business Network                                                   8,930              -               -
     Services                                                           7,634          3,815           1,161
     BuySoftware.com                                                        -        (1,267)               6
     Corporate/other                                                        -              -               -
                                                                    ---------      ---------       ---------
                                                                       46,822          9,626           1,305
                                                                    ---------      ---------       ---------
 Operating Expenses By Segment:
     Consumer Network                                                  52,079
     Business Network                                                  23,744
     Services                                                          11,641
     BuySoftware.com                                                        -
     Corporate/other                                                  244,451
                                                                    ---------       --------        --------
                                                                      331,915         88,320          26,221
                                                                    ---------       --------        --------
 Loss From Operations By Segment:
     Consumer Network                                                (21,821)
     Business Network                                                (14,814)
     Services                                                         (4,007)
     BuySoftware.com                                                        -
     Corporate/other                                                (244,451)
                                                                   ---------       --------        --------
     Loss from operations                                          $(285,093)      $(78,694)       $(24,916)
                                                                   =========       ========        ========


During 2000, management began tracking profitability by business segment. Management did not track business unit profitability in prior periods. The Company does not track assets by operating segments; consequently, it is not practicable to show assets by operating segments.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

NOTE 18. RELATED PARTY TRANSACTIONS:

The Company has notes receivable from five senior executives of $2.9 million, including interest. The notes bear interest at 7% and are due between June 2001 and November 2001. (see Note 19)

The Company has subscriptions receivable of $2.4 million from four senior executives, including interest. The notes bear interest between 6.25% and 7% and are due between May 2001 and September 2001. (see Note 19)

The Company recognized revenues and expenses from entities in which the Company has an equity interest as follows (in thousands):

                                                              Year Ended December 31,
                                   --------------------------------------------------------------------------
                                                     2000                                   1999
                                   ----------------------------------------     -----------------------------
                                   Merchandising    Service       Marketing     Merchandising     Marketing
                                     Revenues       Revenues      Expenses        Revenues         Expenses
                                   -------------    ---------     ---------     -------------     ---------
    Bidbay, Inc                  $         5,409  $         -  $       370    $             -   $        -
    Planet of Music, Inc                   5,163            -        1,525                  -            -
    Privaseek, Inc.                        2,629            -            -                  -            -
    HobbyRat, Inc                          2,358            -          365                  -            -
    Escrow.com, Inc                            -        1,787            -                  -            -
    Futurist Records,                          -        1,694            -                  -            -
    Inc
    24/7 Media, Inc                        1,171            -        2,847                  -        3,564
    Other                                  4,131        2,538          217                539            -
                                 ---------------  ------------ ------------   ----------------  -----------
                                 $        20,861  $     6,019  $     5,324    $           539   $    3,564
                                 ================ ============ ============   ================  ===========


The Company did not recognize revenues or expenses from related parties for the year-ended December 31, 1998.

The Company does not own more than 20% of any of these entities nor does the Company exercise influence over these entities.

NOTE 19. SUBSEQUENT EVENTS

RESTRUCTURING AND IMPAIRMENT

In the first quarter of 2001, the Company continued our restructuring efforts by the shutdown of our Consumer Network group (ShopNow.com and SpeedyClick) and laying off an additional 245 employees. This will result in the Company recognizing restructuring and impairment charges of approximately $54.1 million, which includes $50.0 million of restructuring and impairment intangible assets and goodwill, $2.8 million of tenant improvements, fixed assets, software and supporting technologies, and $1.3 million of severance and related payroll charges. Also, the Company will incur additional write-down of cost-basis investments of approximately $20.0 million primarily related to the general decline in technology companies.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

OPTION REPRICING AND EXCHANGE PROGRAM

In April 2001, the Company repriced options to purchase 4,530,792 shares issued in December 2000 from a price of $0.78 to a price of $0.09. This repricing will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

In April 2001, the Company offered a voluntary stock option exchange program to its employees. The plan allows employees, if they so choose, to exchange three options priced greater than $0.09 per share for one option priced at $0.09 per share. The vesting period will be quarterly over the next four quarters. This exercise price change will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

DEBT OBLIGATIONS

In April 2001, the Company repaid its obligation under the credit agreement with a commercial bank, which had a balance of $9.8 million as of December 31, 2000. The obligation was repaid with the cash that was restricted for this purpose.

On April 3, 2001, the Company received a notice of default from the holders of the $20 million of convertible notes for an alleged violation of certain provisions of the convertible notes relating to the breach of certain negative financial covenants contained in the the credit agreement for $15.0 million with a commercial bank and the breach by the Company of certain material terms of the Securities Purchase Agreement dated as of September 28, 2000. The notice of default demanded that the Company redeem the convertible notes on or before April 9, 2001 for an amount equal to $17.25 million, which amount represents 115% of the aggregate principal amount of the remaining convertible notes. The Company responded to the notice of default on April 4, 2001 and denied that an event of default occurred. If the Company were to be in default of the convertible notes and if the default is not cured, or waived by the holder of the convertible notes, and the Company is required to redeem the amounts outstanding under the convertible notes, the holder could seek remedies against the Company, which may include penalty rates of interest, immediate repayment of the debt and the filing of an involuntary petition in bankruptcy. In addition, the Company may have no alternative but to file a petition in bankruptcy.

RELATED PARTY TRANSACTIONS

In April 2001, the Company settled potential claims held by Mr. Dwayne Walker, the Company's Chairman and Chief Executive Officer, against the Company arising from the withdrawal of Mr. Walker's shares of the Company's common stock from the Company's secondary public offering completed in February 2000. The terms of the settlement are set forth in a letter agreement dated as of April 5, 2001 between the Company and Mr. Walker.

The settlement provides that the Company will purchase 262,000 shares of its common stock from Mr. Walker in exchange for the tender of a $3.8 million note payable from the Company (Company Note). In connection with the settlement, the Company agreed to consolidate all of Mr. Walker's outstanding promissory notes to the Company, executed by him since September 28, 1999, which totaled $4.5 million as of December 31, 2000 and were recorded in Notes Receivables from employees and Subscriptions receivable. Principal and interest, at 7% per year,

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

are due on March 31, 2011. Following the Company's purchase of the 262,000 shares, Mr. Walker may endorse the Company Note to the Company in partial satisfaction of the new loan. In addition, Mr. Walker agreed to transfer up to 1,171,158 shares of Company stock to the Company as additional payment of the loan. The Company agreed to reduce the balance of the loan by the fair market value of the 1,171,158 shares on the date of the transfer. To the extent Mr. Walker's outstanding promissory note has not been completely repaid by the above actions, the Company will immediately extinguish any remaining obligation Mr. Walker may owe under the promissory note. As a result of the settlement, the Company will recognize approximately $4.5 million dollar expense in the first quarter of 2001.

LITIGATION

On December 20, 2000, an action was initiated in Los Angeles Superior Court styled Futurist Entertainment, Inc. v. Network Commerce, Inc., Jackie Sutphin, SpeedyClick.com, Case No. BC242139. In the complaint plaintiff alleges, among other things, breach of contract and business torts against defendants relating to a Development and Website Agreement ("Development Agreement") between Futurist Entertainment, Inc. and Network Commerce dated February 25, 2000. The website was to serve as the official website for the Jackson 5's upcoming album and world tour. Plaintiff alleges damages "in an amount yet to be ascertained, but in no event less than $4,400,000." The Company is mounting a vigorous legal defense, and on April 5, 2001, the Company filed an answer and cross-complaint against S. Jackie Jackson and Futurist Entertainment, Inc. In the answer, the Company contends, among other things, that Futurist and Jackson thwarted the Company's ability to perform under the Development Agreement. In the cross-complaint, the Company alleges, among other things, securities fraud, fraud, unfair competition, gross negligence and breach of fiduciary duty by both Futurist and Jackson. Additionally, the Company alleges damages "in an amount presently unknown but in excess of $10 million." Jackson and Futurist have yet to respond to the Cross-Complaint or pending discovery. The Company holds an investment in the common stock of Futurist Entertainment, Inc.

                              Network Commerce Inc.
                   Notes To Consolidated Financial Statements
                          December 31, 2000 (Continued)

NOTE 20. UNAUDITED PROFORMA FINANCIAL INFORMATION

The following information reflects the revenues, cost of revenues and gross margins of continuing businesses and business closures in 2000 and 2001.

                                                Year Ended December 31,
                                     ---------------------------------------------
                                          2000            1999           1998
                                     --------------   -------------  -------------
 Revenues:
       Continuing operations:
          Business Network                $ 11,806         $     -        $     -
       Business closures:
          Business Network                   1,772               -              -
          Consumer Network                  74,580          16,094            280
          Services                          17,963          10,938          2,416
          BuySoftware.com                        -           9,923          4,458
                                     --------------   -------------  -------------
                                            94,315          36,955          7,154
                                     --------------   -------------  -------------
                                           106,121          36,955          7,154
                                     --------------   -------------  -------------
 Cost of revenues:
       Continuing operations:
          Business Network                   2,924               -              -
       Business closures:
          Business Network                   1,724               -              -
          Consumer Network                  44,322           9,016            142
          Services                          10,329           7,123          1,255
          BuySoftware.com                        -          11,190          4,452
                                     --------------   -------------  -------------
                                            56,375          27,329          5,849
                                     --------------   -------------  -------------
                                            59,299          27,329          5,849
                                     --------------   -------------  -------------
 Gross Profit:
       Continuing operations:
          Business Network                   8,882               -              -
       Business closures:
          Business Network                      48               -              -
          Consumer Network                  30,258           7,078            138
          Services                           7,634           3,815          1,161
          BuySoftware.com                        -         (1,267)              6
                                     --------------   -------------  -------------
                                            37,940           9,626          1,305
                                     --------------   -------------  -------------
                                         $  46,822        $  9,626       $  1,305
                                     --------------   -------------  -------------

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Due to the late June date for the annual shareholders' meeting and the fact that Washington law requires a notice period that is no more than 60 days prior to the meeting, you should consider copying and pasting the information called for below from the proxy statement rather than incorporating by reference.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of shareholders to be held May 21, 2001, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors" and "Executive Officers." The Proxy Statement will be filed within 120 days of December 31, 2000, our fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2001, and is incorporated herein by reference. The information appears in the Proxy
Statement under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of December 31, 2000, our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2001, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." The Proxy Statement will be filed within 120 days of December 31, 2000, our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Part III, Item 13, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2001 and is herein incorporated by reference. The information appears in the Proxy Statement under the caption "Certain Relationships and Related Transactions." The Proxy Statement will be filed within 120 days of December 31, 2000, our fiscal year end.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

                                                                                                           Page
Network Commerce Inc.
      Report of Independent Public Accountants..........................................................   50
      Consolidated Balance Sheets.......................................................................   51
      Consolidated Statements of Operations.............................................................   52
      Consolidated Statements of Shareholders' Equity and Comprehensive Loss............................   53
      Consolidated Statements of Cash Flows.............................................................   54
      Notes to Consolidated Financial Statements........................................................   55 - 81
      Schedule II - Valuation and Qualifying Accounts...................................................   89

REPORTS ON FORM 8-K

On October 4, 2000, we filed a Form 8-K under Item 5, reporting a private placement of convertible notes and warrants to purchase shares of our capital stock to Capital Ventures International.

On December 6, 2000, we filed a Form 8-K under Item 5 reporting a clarification and modification of certain of our obligations in connection with the private placement of convertible notes and warrants to purchase shares of our capital stock to Capital Ventures International.

On December 11, 2000, we filed a Form 8-K under Item 5 reporting reductions in our operating costs and work force and providing guidance on certain financial matters for fiscal 2001.

EXHIBITS

Number         Description
3.1++          Amended and Restated Articles of Incorporation of the registrant.
3.2++          Amended and Restated Bylaws of the registrant.
4.1++          Second Amended and Restated Registration Rights Agreement dated as of November 30, 1998
4.2++          Amendment No. 1 to Second Amended and Restated Registration Rights Agreement dated as of June 15, 1999.
4.3++          Amendment No. 2 to Second Amended and Restated Registration Rights Agreement dated as of June 16, 1999.
10.1++         Amended and Restated 1999 Employee Stock Purchase Plan and form of agreement thereunder.
10.2++         Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan and form of agreements thereunder.
10.3#####      1999 Nonofficer Employee Stock Option Plan and form of agreements thereunder.
10.4++         Electronic Distributor Agreement dated as of May 19, 1999, between Corel Corporation and the registrant.
10.5++         Addendum No. 1 Project Agreement to Strategic Alliance Agreement between HNC Software and the registrant, dated
                        May 4, 1999.
10.6++         Distributor/Marketing Agreement dated as of April 29, 1999, between Quest Communications Corporation and the registrant.
10.7++         Strategic Alliance Agreement dated as of May 4, 1999, between HNC Software Inc. and the registrant.
10.8++         Consortium Membership Agreement dated as of May 4, 1999, between HNC Software and the registrant.
10.9++         Cross Promotion Agreement dated April 5, 1999, between 24/7 Media, Inc. and the registrant.
10.10++        Loan and Security Agreement dated as of March 4, 1999, between Transamerica Business Credit Corporation and the registrant.
10.11++        Letter of Intent Agreement dated March 24, 1999, between the ZERON Group and the registrant.
10.12++        Employment Agreement effective as of July 1, 1999, between Dwayne M. Walker and the registrant.
10.13++        Corporate Master Agreement effective as of February 10, 1999, between Vignette Corporation and the registrant.
10.14++        Agreement dated July 7, 1999, between About.com, Inc. and the registrant.
10.15++        Agreement effective as of July 12, 1999, between Chase Manhattan Capital, L.P. and the registrant.
10.16#         Agreement and Plan of Merger dated as of November 10, 1999, among Racer Acquisition, Inc., SpeedyClick, Corp., the Principal Shareholders of SpeedyClick, Corp. and the registrant.
10.17#         Employment Agreement, dated as of November 12, 1999, between Farid Tabibzadeh and the registrant.
10.18#         Employment Agreement, dated as of November 12, 1999, between Shahab Emrani and the registrant.
10.20##        Agreement and Plan of Merger dated as of December 16, 1999, among Chiefs Acquisition, Inc., WebCentric, Inc., the Stockholders of WebCentric, Inc.and the registrant.
10.21###       Letter of Intent, dated December 20, 1999, between Ubarter.com Inc., Steven White, New Horizons L.P. and
                        the registrant.
10.22####      Office Building Lease, dated September 21, 1999, between CEP Investors XII LLC and the registrant.
10.23***       Office Lease, dated December 13, 1999, between Benaroya Capital Company, LLC and the registrant.
10.24***       Promissory Note, dated September 28, 1999, from Alan Koslow to the registrant
10.25**        Agreement and Plan of Merger dated January 20, 2000 between Ubarter.com Inc., Shamu Acquisition, Inc.
                        and the registrant.
10.26*         Promissory Note, dated May 26, 2000 from Dwayne Walker to registrant.
10.27*         Promissory Note, dated June 1, 2000 from Dwayne Walker to registrant.
10.28*         Promissory Note, dated September 19, 2000 from Dwayne Walker to registrant.
10.29*         Promissory Note, dated October 25, 2000 from Dwayne Walker to registrant.
10.30*         Promissory Note, dated November 16, 2000 from Dwayne Walker to registrant.
21.1*          List of Subsidiaries
23.1*          Consent of Arthur Andersen LLP, Independent Accountants.

----------
   *     Filed herewith
   **    Incorporated by referenced to the registration statement on Form S-4 (File No. 333-32452).
   +     Portions of these exhibits have been omitted based upon a request for confidential treatment. The omitted portions of the exhibits have been filed separately with the Securities and Exchange Commission.
   ++    Incorporated by reference to the Registration Statement on Form S-1
         (No. 333-80981) filed by the registrant on September 28, 1999, as amended.
   #     Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on November 24, 1999, as amended.
   ##    Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on December 29, 1999, as amended.
   ###   Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on December 30, 1999.
   ####  Incorporated by reference to Quarterly Report on Form 10-Q (File No.
          000-26707) filed by the registrant on November 9, 1999.
   ##### Incorporated by reference to Registration Statement on Form S-8
          (File No. 333-92533) filed by the registrant on December 10, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NETWORK COMMERCE INC.
                           (REGISTRANT)



                            By: /s/ DWAYNE M. WALKER
                                    Dwayne M. Walker
                                    Chief Executive Officer

Dated: April 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                              Title                                 Date

         /s/ Dwayne M. Walker                    Chief Executive Officer and Chairman of the          April 16, 2001
                                                 Board (Principal Executive Officer)

                                                 Executive Vice President, and Chief Financial
         /s/    Randy Cerf                       Officer, and Secretary (Principal Financial and      April 16, 2001
                                                 Accounting Officer)



        /s/ David M. Lonsdale                    Director                                             April 16, 2001



       /s/   Mark H. Terbeek                     Director                                             April 16, 2001



                                INDEX TO EXHIBITS

Number         Description
3.1++          Amended and Restated Articles of Incorporation of the registrant.
3.2++          Amended and Restated Bylaws of the registrant.
4.1++          Second Amended and Restated Registration Rights Agreement dated as of November 30, 1998
4.2++          Amendment No. 1 to Second Amended and Restated Registration Rights Agreement dated as of June 15, 1999.
4.3++          Amendment No. 2 to Second Amended and Restated Registration Rights Agreement dated as of June 16, 1999.
10.1++         Amended and Restated 1999 Employee Stock Purchase Plan and form of agreement thereunder.
10.2++         Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan and form of agreements thereunder.
10.3#####      1999 Nonofficer Employee Stock Option Plan and form of agreements thereunder.
10.4++         Electronic Distributor Agreement dated as of May 19, 1999, between Corel Corporation and the registrant.
10.5++         Addendum No. 1 Project Agreement to Strategic Alliance Agreement between HNC Software and the registrant, dated
                        May 4, 1999.
10.6++         Distributor/Marketing Agreement dated as of April 29, 1999, between Quest Communications Corporation and the registrant.
10.7++         Strategic Alliance Agreement dated as of May 4, 1999, between HNC Software Inc. and the registrant.
10.8++         Consortium Membership Agreement dated as of May 4, 1999, between HNC Software and the registrant.
10.9++         Cross Promotion Agreement dated April 5, 1999, between 24/7 Media, Inc. and the registrant.
10.10++        Loan and Security Agreement dated as of March 4, 1999, between Transamerica Business Credit Corporation and the registrant.
10.11++        Letter of Intent Agreement dated March 24, 1999, between the ZERON Group and the registrant.
10.12++        Employment Agreement effective as of July 1, 1999, between Dwayne M. Walker and the registrant.
10.13++        Corporate Master Agreement effective as of February 10, 1999, between Vignette Corporation and the registrant.
10.14++        Agreement dated July 7, 1999, between About.com, Inc. and the registrant.
10.15++        Agreement effective as of July 12, 1999, between Chase Manhattan Capital, L.P. and the registrant.
10.16#         Agreement and Plan of Merger dated as of November 10, 1999, among Racer Acquisition, Inc., SpeedyClick, Corp., the Principal Shareholders of SpeedyClick, Corp. and the registrant.
10.17#         Employment Agreement, dated as of November 12, 1999, between Farid Tabibzadeh and the registrant.
10.18#         Employment Agreement, dated as of November 12, 1999, between Shahab Emrani and the registrant.
10.20##        Agreement and Plan of Merger dated as of December 16, 1999, among Chiefs Acquisition, Inc., WebCentric, Inc., the Stockholders of WebCentric, Inc.and the registrant.
10.21###       Letter of Intent, dated December 20, 1999, between Ubarter.com Inc., Steven White, New Horizons L.P. and
                        the registrant.
10.22####      Office Building Lease, dated September 21, 1999, between CEP Investors XII LLC and the registrant.
10.25**        Agreement and Plan of Merger dated January 20, 2000 between Ubarter.com Inc., Shamu Acquisition, Inc.
                        and the registrant.
10.26*         Promissory Note, dated May 26, 2000 from Dwayne Walker to registrant.
10.27*         Promissory Note, dated June 1, 2000 from Dwayne Walker to registrant.
10.28*         Promissory Note, dated September 19, 2000 from Dwayne Walker to registrant.
10.29*         Promissory Note, dated October 25, 2000 from Dwayne Walker to registrant.
10.30*         Promissory Note, dated November 16, 2000 from Dwayne Walker to registrant.
21.1*          List of Subsidiaries
23.1*          Consent of Arthur Andersen LLP, Independent Accountants.

----------
   *     Filed herewith
   **    Incorporated by referenced to the registration statement on Form S-4 (File No. 333-32452).
   +     Portions of these exhibits have been omitted based upon a request for confidential treatment. The omitted portions of the exhibits have been filed separately with the Securities and Exchange Commission.
   ++    Incorporated by reference to the Registration Statement on Form S-1
         (No. 333-80981) filed by the registrant on September 28, 1999, as amended.
   #     Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on November 24, 1999, as amended.
   ##    Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on December 29, 1999, as amended.
   ###   Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on December 30, 1999.
   ####  Incorporated by reference to Quarterly Report on Form 10-Q (File No.
          000-26707) filed by the registrant on November 9, 1999.
   ##### Incorporated by reference to Registration Statement on Form S-8
          (File No. 333-92533) filed by the registrant on December 10, 1999.

                              NETWORK COMMERCE INC.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
               ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)

                                                                       Charged /
                                                       Balance at    (Credited) to
                                                      Beginning of     Costs and       Amounts       Balance at
Year Ended                                               Period        Expenses      Written Off   End of Period
--------------------                                 ------------------------------------------------------------
December 31, 2000                                       $   291        $  6,188     $  (5,284)       $  1,195

December 31, 1999                                       $   230        $   678      $   (617)        $   291

December 31, 1998                                       $    23        $   591      $   (384)        $   230


(1) Write-offs, net of bad debt recovery.
