Form 10-K/A
period 2000-12-31
NETWORK COMMERCE INC
filed 2001-04-30
CIK 1087879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The sole purpose of this Form 10-KA is to amend the Form 10-K filed on April 17, 2001 to include information set forth in Item III hereof which formerly had been contemplated to be incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission. The Company has not yet determined a date for the annual meeting of shareholders.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III



ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Our directors and executive officers and further information concerning them are as follows:

Name                                         Age    Position

Dwayne M. Walker...........................  39     Chairman of the Board of
                                                    Directors,  Chief Executive
                                                    Officer, President and
                                                    Chief Operating Officer
Randy Cerf.................................  48     Chief Financial Officer
Dr. Ganapathy Krishnan.....................  40     Chief Technology Officer
Anne-Marie K. Savage ......................  36     Executive Vice President
David Lonsdale.............................  47     Director
Mark Terbeek...............................  31     Director


Dwayne M. Walker, age 39, has been our Chairman of the Board since March 1996, our Chief Executive Officer since August 1996, our President and Chief Operating Officer since April 13, 2001 and a director since August 1995. Mr. Walker was our President from March 1996 to January 2000. From April 1995 to April 1996, he was President and Chief Executive Officer of Integra Technologies, a wireless communications company. From September 1989 to March 1995, he was a Director for Microsoft Windows NT and Networking Products and a General Manager of Microsoft Corporation, a software company. Mr. Walker is a Class III director and his term as such will expire in 2002.

RandyCerf, age 48, has been our Chief Financial Officer since March 8, 2001 and has more than 20 years of experience in business management, business development and finance. From 1994 to June 2000, Mr. Cerf was the Chief Financial Officer and Senior Vice President of Valley Media, Inc. in Woodland, California. Mr. Cerf received his M.B.A. from the Stanford Graduate School of Business, and earned his B.A. in economics at the University of Colorado.

Ganapathy Krishnan, Ph.D., age 40, has been our Executive Vice President and Chief Technology Officer since January 1997. From March 1996 to December 1996, he was Chief Executive Officer of Web Solutions, an e-commerce software company. From September 1991 to December 1996, he was Chief Executive Officer of Intelligent Software Solutions, an e-commerce software company. Dr. Krishnan received a B.S. in technology, chemical engineering from IIT Madras in India, an M.S. in chemical engineering from the University of Louisville and an M.S. and Ph.D. in computer science from the State University of New York/Buffalo.

Anne-Marie K. Savage, age 36, has been an Executive Vice President since June 1999. Ms. Savage has primary responsibility for our One-to-One Marketing division. From February 1998 to June 1999, she was our Senior Vice President-Marketing and Business Development. From March 1997 to February 1998, she was our Vice President-Online Stores, and from July 1996 to March 1997, she was our Director of Marketing. From April 1995 to April 1996, she was the Director of Marketing of Integra Technologies. From April 1994 to April 1995, she was an independent marketing consultant. Ms. Savage received a B.A. in hotel and restaurant administration from Washington State University.

David M. Lonsdale, age 47, has served as a director since October 1998. He is a Class III director whose term expires in 2002. Since December 1998, he has been President and Chief Executive Officer of Uppercase, a Xerox subsidiary and software development company. From November 1996 to November 1998, he was the Chief Executive Officer and President of Major Connections, a software distribution company. From April 1995 to November 1996, he was Vice President of Worldwide Sales at Integrated Micro Products, a computer manufacturer. From May 1990 to April 1995, he was President and Chief Executive Officer of A.C. Nielsen Software and Systems, a direct marketing software company delivering software and solutions for direct marketing. Mr. Lonsdale received a B.S. in physics and a B.S. in mathematics from the University of Leeds in England and an M.B.A. from Cornell University.

Mark H. Terbeek, age 31, has served as a director since February 1997. He is a Class I director whose term expires in 2003. Since July 1999 he has been Vice President-Corporate Development at Vitaltone, Inc. From August 1997 to July 1999, he was an independent management consultant. From May 1995 to August 1997, he was an associate for First Analysis Corporation, a venture capital firm. From August 1993 to May 1995, he was a business analyst at McKinsey & Co., a management consulting company. He received a B.A. from DePauw University and an M.B.A. from Stanford University.


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



Director Compensation

Directors currently do not receive any cash compensation from us for serving as directors or on board committees, but are reimbursed for their reasonable expenses incurred in attending board meetings. We are, however, authorized to pay members for attending meetings or a salary in addition to reimbursement for expenses in connection with attending meetings. In the past, we have granted options to purchase common stock to nonemployee directors. See "Related Transactions With Executive Officers, Directors and 5% Shareholders."

Executive Officer Compensation

The following table sets forth the compensation paid by us to our Chief Executive Officer and other executive officers whose salary and bonus for fiscal 2000 exceeded $100,000:

                           Summary Compensation Table
                                                                                                                        Long-Term
                                                                                                                      Compensation
                                                                                          Annual Compensation            Awards
                                                                                ---------------------------------        ------
                                                                                                                        Securities
                                                                                                                        Underlying
                                                                                  Year      Salary        Bonus          Options
                                                                                -------   ----------   ----------      -------------
Name and Principal Position
Dwayne M. Walker............................................................      2000      $411,050     $300,000         $1,881,890
Chairman and                                                                      1999       321,923     $101,566            950,175
Chief Executive Officer                                                           1998       187,092       50,000            335,475

Joe E. Arciniega, Jr. (1)...................................................      2000      $353,125     $100,000                 $0
Former President and Chief Operating Officer                                      1999       173,672        1,566             50,175
                                                                                  1998        21,875            -            250,100

Alan D. Koslow (2)..........................................................      2000      $194,792     $100,000           $419,672
Former Executive Vice President, Chief Financial Officer, General Counsel and     1999       173,654       26,566            160,175
Secretary                                                                         1998        95,996            -            190,475

Othniel D. Palomino (3).....................................................      2000      $193,750     $100,000                 $0
Executive Vice President Corporate Development                                    1999       134,263       26,566             50,175
                                                                                  1998        80,000       12,000             40,475

Anne-Marie K. Savage........................................................      2000      $189,583     $100,000            $17,100
Executive Vice President                                                          1999       134,263       26,566            122,850
                                                                                  1998        84,167       14,000             43,475

(1) Mr.  Arciniega  resigned from his position as President and Chief  Operating
Officer on April 2, 2001.
(2) Mr. Koslow  resigned from his position as Executive  Vice  President,  Chief
Financial Officer, General Counsel and Secretary on December 31, 2000.
(3) Mr. Palomino resigned from his position as Executive Vice President on February 28, 2001.


Option Grants

During fiscal 2000, we granted options to purchase a total of 22,244,678 shares of common stock both outside of and under our stock option plans to our employees, directors and consultants, including the individuals listed in the Summary Compensation Table.

The following table sets forth certain information with respect to stock options granted to each of the individuals listed in the Summary Compensation Table in fiscal 2000. In accordance with Securities and Exchange Commission rules, potential realizable values for the following table are:

     net of exercise price before taxes;

     based on the assumption that our common stock appreciates at the annual rates shown, compounded annually, from the date of grant until the expiration of the term; and

     based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

                                                    Option Grants in Fiscal 2000

                                                     Individual Grants
                                                                                                   Potential Realizable Value at
                                                                                                   Assumed Annual Rates of Stock
                                                                                                               Price
                                                                                                  Appreciation for Option Term**
                                                                         Fair
                           Number of     % of Total                     Market
                           Securities     Options                      Value on
                           Underlying     Granted to      Exercise      the Date
                             Options     Employees In      Price       of Grant*     Expiration
Name                         Granted      Fiscal 2000    ($/share)     ($/share)        Date          0%       5%         10%
----                         -------      -----------    ---------     ---------        ----          --       --         ---
                              1,000,000     4.50%          $3.88          $3.875    5/26/2010          -   2,431,967    6,170,752
                                  5,000      .02%          $3.00           $3.00   10/12/2010          -       9,433       23,906
                                125,000      .56%         $6.031         $3.0312    11/1/2010          -    (136,687)     228,894
                                125,000      .56%        $5.5625           $3.00    11/2/2010          -     (84,477)     277,341
Dwayne M. Walker                519,245     2.33%          $0.78         $0.7812   12/19/2010        623     255,724      647,100

                                 500,00     2.25%          $3.88          $3.875    5/26/2010          -   1,215,983    3,085,376
                                  5,000      .02%          $3.00           $3.00   10/12/2010          -       9,433       23,906
Joe E. Arciniega, Jr. (1)       138,465      .62%          $0.78         $0.7812   12/19/2010        166      68,193      172,559


                                500,000     2.25%          $3.88          $3.875    5/26/2010          -   1,215,983    3,085,376
Alan D. Koslow (2)                5,000      .02%          $3.00           $3.00   10/12/2010          -       9,433       23,906

                                300,000     1.35%          $3.88          $3.875    5/26/2010          -     729,590    1,851,226
                                  5,000      .02%          $3.00           $3.00   10/12/2010          -       9,433       23,906
Othniel D. Palomino(3)           34,616      .16%          $0.78         $0.7812   12/19/2010         42      17,048       43,140

                                300,000     1.35%          $3.88          $3.875    5/26/2010          -     729,590    1,851,226
                                  5,000      .02%          $3.00           $3.00   10/12/2010          -       9,433       23,906
Anne-Marie K. Savage             69,233      .31%          $0.78         $0.7812   12/19/2010         83      34,097       86,280

-----------

* Fair market value is based on the closing price for our common stock as reported by the Nasdaq National Market on the date of grant.
** These values are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock.

(1) Mr.  Arciniega  resigned from his position as President and Chief  Operating
Officer on April 2, 2001.
(2) Mr. Koslow  resigned from his position as Executive  Vice  President,  Chief
Financial Officer, General Counsel and Secretary on December 31, 2000.
(3) Mr. Palomino resigned from his position as Executive Vice President on February 28, 2001.

Fiscal Year-End Option Values.

The following table presents information about options held by the executive officers named in the Summary Compensation Table and the value of those options as of December 31, 2000. The value of in-the-money options is based on the closing price on December 31, 2000, net of the option exercise price.

                                      Aggregate Option Exercises in 2000 and
                                            Fiscal Year-End Option Values

                                                            Number of Securities Underlying           Value of Unexercised
                                                                 Unexercised Options at               In-the-Money Options
                                                                   December 31, 2000                  at December 31, 2000
                                                                   -----------------                  --------------------
                               Shares
                              Acquired         Value
Name                        on Exercise      Realized       Exercisable       Unexercisable       Exercisable      Unexercisable
----                        -----------      --------       -----------       -------------       -----------      -------------

Dwayne M. Walker.......            896,458     $1,882,389          600,000           1,999,245             $0.00             $0.00

Joe E. Arciniega, Jr.(1)                 0          $0.00          316,925             626,815             $0.00             $0.00

Alan D. Koslow (2).....             77,800       $419,672          215,650             435,000             $0.00             $0.00

Othniel D. Palomino (3)..                0          $0.00          506,140             239,616           $74,653             $0.00

Anne-Marie K. Savage...              1,200        $17,100          252,537             360,571           $16,338             $0.00



(1) Mr.  Arciniega  resigned from his position as President and Chief  Operating
Officer on April 2, 2001.

(2) Mr. Koslow  resigned from his position as Executive  Vice  President,  Chief
Financial Officer, General Counsel and Secretary on December 31, 2000.

(3) Mr. Palomino resigned from his position as Executive Vice President on February 28, 2001.


Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
Arrangements

Network Commerce has entered into a written employment agreement with Mr. Walker effective as of July 1, 1999, as amended by letter agreement dated as of April 5, 2001. Mr. Walker's employment agreement may be terminated by either Mr. Walker or Network Commerce at any time, upon written notice to the other. The agreement, as amended, provides for an annual salary of $450,000, and Mr. Walker is not entitled to receive a cash bonus until December 31, 2002 unless the Board of Directors determines otherwise. Mr. Walker's salary is to be reviewed at the end of each calendar year by the compensation committee and adjusted at the board's sole discretion, provided, however, that Mr. Walker's salary may not be adjusted downward without his consent. Pursuant to the employment agreement, Network Commerce grants to Mr. Walker, during eight consecutive quarters commencing on the first anniversary of the employment agreement, an option to purchase up to 125,000 shares of common stock at an exercise price equal to the closing price of Network Commerce's common stock on the Nasdaq National Market on the date of grant. The option vests in four equal semiannual installments subject to Mr. Walker's continued employment with Network Commerce. Mr. Walker receives a $400 monthly car allowance and life insurance of $2,000,000. If Mr. Walker is terminated by Network Commerce at any time without cause, or if he terminates his employment for "good reason" after we have received 30 days' notice and have failed to cure, or leaves within six months after a change in control of Network Commerce, Network Commerce will pay him a lump-sum amount equal to his annual base salary for a period of 24 months following termination and all options granted to him under this agreement shall vest. For purposes of the agreement, "good reason" means and includes the occurrence without Mr. Walker's consent of a material reduction in his title, authority, status or responsibilities or our material breach of the agreement.

Network Commerce has entered into a written employment agreement with Mr. Randy Cerf effective as of March 8, 2001. Mr. Cerf's employment agreement may be terminated by either Mr. Cerf or Network Commerce at any time, upon written notice to the other. The agreement provides for a monthly salary of $20,834.00, and Mr. Cerf is eligible to receive an annual bonus of up to 50% of his annual base salary. Pursuant to the agreement, Mr. Cerf received, as of March 8, 2001, an option to purchase 1,500,000 shares of common stock at an exercise price equal to $.10 per share, which option will vest in 12 equal quarterly installments. If Mr. Cerf is terminated on or before September 8, 2001 following a change in control, he is entitled to a severance payment equal to 6 months base salary. If Mr. Cerf is terminated on or after March 8, 2002 following a change in control, he is entitled to a severance payment equal to 12 months base salary. For purposes of the agreement, the term "change in control" means (a) the merger, consolidation, share exchange or similar transaction between Network Commerce and another person or entity, other than a merger in which both (i) Network Commerce is the surviving corporation and (ii) the equity in Network Commerce immediately before the consummation of the merger represents at least 51% of the aggregate voting power of the surviving corporation's voting securities, or (b) the sale or transfer (in one transaction or a series of transactions) of all or substantially all of Network Commerce's assets to another person or entity, whether assisted or unassisted, voluntary or involuntary.

Network Commerce has entered into a written employment agreement with Dr. Ganapathy Krishnan effective as of September 8, 2000. Dr. Krishnan's employment agreement may be terminated by either Dr. Krishnan or Network Commerce at any time, upon written notice to the other. The agreement provides for a monthly salary of $16,666.66, and Dr. Krishnan is eligible to receive a discretionary bonus commensurate with other executive vice presidents of Network Commerce. Pursuant to the agreement, Dr. Krishnan received, as of September 8, 2000, an option to purchase 200,000 shares of common stock at an exercise price equal to $3.88 per share, which option will vest in two installments as follows: 25% on January 1, 2001 and 75% on June 1, 2001. Network Commerce and Dr. Krishnan entered into an addendum to the employment agreement on February 28, 2001 to secure Dr. Krishnan's commitment to continue his full-time employment with Network Commerce through June 30, 2001. Pursuant to the addendum, Network Commerce agreed to pay Dr. Krishnan $50,000 on April 2, 2001 and $50,000 on May 2, 2001. In lieu of additional grants of options to acquire Network Commerce common stock, Network Commerce also agreed to vest Dr. Krishnan's option to acquire 80,000 shares of Network Commerce common stock, at an exercise price equal to $.28 per share, through June 30, 2001. Dr. Krishnan agreed to promptly refund any compensation advanced pursuant to the addendum if his employment is terminated by Network Commerce prior to June 30, 2001 for any reason other than by Network Commerce without cause. If Dr. Krishnan is terminated by Network Commerce at any time without cause, or if he terminates his employment due to the occurrence without Dr. Krishnan's consent of a material reduction in his title, authority, status or responsibilities or our material breach of the agreement, Network Commerce will continue to pay Dr. Krishnan's salary for 12 months from termination, continue to pay all benefits for 12 months and all unvested stock options granted to him will vest immediately. For purposes of the employment agreement, as amended, the term "cause" means intentional misconduct that has a material adverse effect on Network Commerce.

Network Commerce has entered into a written employment agreement with Ms. Anne-Marie Savage effective as of December 10, 2000. Ms. Savage's employment agreement may be terminated by either Ms. Savage or Network Commerce at any time, upon written notice to the other. The agreement provides for a monthly salary of $18,750.00, and in addition to a discretionary bonus, Ms. Savage is eligible to receive a bonus of $60,000 in October 2001 if Network Commerce reaches profitability, on a pro forma basis consistent with the company's reporting, during the third quarter of 2001. The $60,000 bonus is also contingent upon Ms. Savage being employed by the company on October 1, 2001 and delivering on at least 75% of the forecast and objectives set for her by the company's chief financial officer or president. If Ms. Savage is terminated by Network Commerce at any time for a reason other than "cause", disability or death, or if Network Commerce breaches the employment agreement and fails to cure such breach, Network Commerce will continue to pay Ms. Savage's salary for 12 months from termination. For purposes of the employment agreement, the term "cause" includes conduct that has a material adverse effect on Network Commerce, the failure to execute directives, or deliver on at least 75% of the forecast or objectives, established by the company's chief executive officer or president. If Ms. Savage terminates her employment voluntarily, Network Commerce will pay to her 3 months of base salary in standard payroll increments.

Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan. The Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan provides that in the event of our merger with or into another corporation or a sale of all or substantially all of our assets, each option and stock purchase right will be assumed or substituted for by the successor corporation. In the event the successor corporation refuses to assume or substitute for the option or stock purchase right, the optionee will have the right to exercise all of the optioned stock, including shares as to which it would not otherwise be exercisable, for a period of 15 days from the date of notice from the administrator, after which date the option or stock purchase right will terminate.

1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the lesser of the fair market value per share of the common stock on the first day of the offering period or on the purchase date. Participants generally may not purchase shares if, immediately after the grant, the participant would own stock or options to purchase shares of common stock totaling 5% or more of the total combined voting power of all of Network Commerce's capital stock, or more than $25,000 of our capital stock in any calendar year. In addition, a participant may not purchase more than 5,000 shares during any offering period. In the event of a sale of all or substantially all of our assets or the merger of Network Commerce with or into another corporation, the board of directors may accelerate the exercise date of the current purchase period to a date prior to the change in control.

1999 Nonofficer Employee Stock Option Plan. In the event of our merger with or into another corporation or a sale of all or substantially all of our assets, each outstanding award granted under our 1999 Nonofficer Employee Stock Option Plan will be assumed or substituted for by the successor corporation. In the event the successor corporation refuses to assume or substitute for the award, the forfeiture restrictions applicable to stock awards will lapse and outstanding options will become fully exercisable for a period of 15 days from the date of notice from the plan administrator, after which date the options will terminate and no longer be exercisable.

Compensation Committee Report on Executive Compensation

The following is the report of our compensation committee describing the compensation policies and rationale applicable to our executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 2000. The information contained in the report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into that filing.

Non-employee directors comprise our compensation committee. The compensation committee establishes our general compensation policies as well as the compensation plans and specific compensation levels for executive officers. The compensation committee seeks to provide executive officers with competitive compensation that enables us to attract and retain employees who contribute to our success and maximize shareholder value. Specifically, for executive officers, compensation is determined according to the criteria described below.

Compensation

The compensation committee establishes the salaries of the executive officers by considering (i) the salaries of executive officers in similar positions at comparably-sized peer companies, (ii) our financial performance over the past year based on revenues and operating results and (iii) the achievement of individual performance goals related to each executive officer's duties and area of responsibility.

Equity-Based Compensation

The compensation committee views stock options as an important part of our long-term, performance-based compensation program. The compensation committee bases grants of stock options to our executive officers under our stock option plan on the committee's estimation of each executive's contribution to the long-term growth and profitability of Network Commerce. The stock option plan is intended to provide additional incentives to the executive officers to maximize shareholder value. Options are generally granted under the stock option plan at the then-current market price and are generally subject to two or three-year vesting periods to encourage key employees to remain with us.

Compensation of the Chief Executive Officer

The base salary of Dwayne Walker, our Chief Executive Officer, after giving effect to the amended terms of his employment as of April 5, 2001, is set at an amount the compensation committee believes is competitive with salaries paid to executives of companies of comparable size in similar industries. In evaluating Mr. Walker's salary, the compensation committee relied upon publicly available compensation information and informal data obtained by the compensation committee with respect to cash compensation and stock option grants to similarly situated executives of high technology companies of comparable size. These companies are selected informally without the use of a compensation consultant.

Mr. Walker's 2000 annual salary was approved by the board of directors by considering several factors, including Mr. Walker's assistance in attaining our goals for corporate revenue and operating results for the fiscal year, completing a number of significant strategic acquisitions, business alliances and relationships, launching several additional online media properties and shaping our strategic focus, market position and brand development. No set formula is used for this determination, and no particular function is weighted more than another.

Compensation of other Executive Officers

With respect to other executive officers compensation, the Compensation Committee sets salaries based on recommendations of the CEO, unless the officer's salary is established by written contract. The Compensation Committee compares the salaries with those of comparable positions at companies of comparable size in similar industries. These companies are selected informally without the use of a compensation consultant.

Policy on Deductibility of Compensation

Section 162(m) of the U.S. Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to the Chief Executive Officer and any other of its four most highly compensated executive officers. However, compensation that qualifies as "performance-based" is excluded from the $1 million limit if, among other requirements, the compensation is payable only on attainment of pre-established, objective performance goals under a plan approved by shareholders.

The compensation committee does not presently expect total cash compensation payable for salaries to exceed the $1 million limit for any individual executive. Having considered the requirements of Section 162(m), the compensation committee believes that stock option grants to date meet the requirement that such grants be "performance-based" and are, therefore, exempt from the limitations on deductibility. The compensation committee will continue to monitor the compensation levels potentially payable under our cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, our compensation philosophy, and Network Commerce's best interests.

Summary

The compensation committee believes that our compensation policies have been only partially successful in attracting and retaining qualified employees and in linking compensation directly to corporate performance relative to our goals. We will continue to evaluate our current and future compensation policies in light of changes in our marketplace and our compensation policies will evolve over time as we move to attain the near-term goals we have set for Network Commerce while maintaining our focus on building long-term shareholder value.

                                        COMPENSATION COMMITTEE

                                        David M. Lonsdale
                                        Mark Terbeek

Performance Graph

Set forth below is a line graph comparing the cumulative return to the shareholders of our common stock with the cumulative return of (i) the Nasdaq U.S. Index and (ii) the Dow-Jones Internet Commerce Index for the period commencing September 29, 1999 (the date of our initial public offering) and ending on December 31, 2000. The information contained in the performance graph shall not be deemed to be "soliciting material" or to be "filed" with the
Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into that filing.

     Comparison of Cumulative Total Return* Among Network Commerce Inc., the Nasdaq Stock Market Composite Index and the Dow-Jones Internet Commerce Index

                                                                                        9/29/99     12/31/99      12/31/00
Network Commerce Inc.............................................................       $100.00       $149.26        $5.00
The Nasdaq Stock Market Composite Index..........................................       $100.00       $149.04       $89.63
The Dow-Jones Internet Commerce Index............................................       $100.00       $112.77       $26.06

                                     [CHART]
-----------

(*) Assumes $100 invested in the Company's common stock at the close of the first day of trading on September 29, 1999. Similarly, assumes $100 invested in the Nasdaq Stock Market Composite Index and the Dow-Jones
         Internet Commerce Index on September 29, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as of December 31, 2000, certain information regarding the beneficial ownership by each of our officers for whom information is provided under "Executive Compensation" in this report;

     each of our directors; and

     all of our directors and executive officers as a group.

Based on publicly available information, no person beneficially owned more than 5% of our outstanding voting securities at December 31, 2000. To our knowledge, the beneficial owners listed on the following table have sole voting and investment power with respect to the shares shown as beneficially owned.

                                                                                                     Shares of
                                                                                        Network Commerce Inc. Common Stock
                                                                                       -------------------------------------
                                  Name and Address of                                  Number Beneficially     Percent of
                                   Beneficial Owners                                      Owned(1)              Class(2)
-------------------------------------------------------------------------------------  -------------------     -------------
Executive Officers
Dwayne M. Walker (3)..................................................................      3,015,052            3.0%
Dr. Ganapathy Krishnan................................................................        897,685               *
Joe E. Arciniega, Jr. (4) ............................................................        379,425               *
Alan D. Koslow (5) ...................................................................        368,450               *
Anne-Marie K. Savage (6)..............................................................        290,037               *

Directors

David M. Lonsdale ....................................................................         75,005               *
Mark H. Terbeek (7)...................................................................         58,441            5.0%
All directors and executive officers as a group (8) (7 persons).......................

-----------

* Less than 1% of the outstanding shares of common stock.

(1)  As used in this Section,  the term  beneficial  ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power  (including  the power to vote or direct the vote) and/or sole or shared  investment  power (including the power to dispose or direct the  disposition)  with  respect to the security
     through  any  contract,   arrangement,   understanding,   relationship   or
     otherwise.  Unless otherwise  indicated,  beneficial  ownership consists of sole voting and investment power.

(2) The shares owned by each person or entity, or by the group, and the shares included in the total number of shares outstanding have been adjusted and the percent owned has been computed in accordance with Rule 13d-3(d)(1)

(3)  Includes  6,400 shares owned by family members of Mr. Walker over which Mr.
     Walker holds voting power and 75,000 shares held by various trusts over which Mr. Walker has voting power. Also includes 756,250 shares issuable pursuant to options held by Mr. Walker that are currently exercisable or exercisable within 60 days of December 31, 2000. Mr. Walker is a director in addition to being an executive officer.

(4) Includes 379,425 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of December 31, 2000. Mr.
     Arciniega  resigned  from his  position as  President  and Chief  Operating
     Officer on April 2, 2001.

(5) Includes 215,650 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of December 31, 2000. Mr. Koslow resigned from his position as Executive Vice President, Chief Financial
     Officer, General Counsel and Secretary on December 31, 2000.

(6) Includes 290,037 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of December 31, 2000.

(7) Includes 37,500 shares issuable pursuant to options held by Mr. Terbeek that are currently exercisable or exercisable within 60 days of December
     31, 2000.

(8) Includes 1,926,379 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of December 31, 2000.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Network Commerce's officers, directors and persons who own more than 10% of a registered class of Network Commerce's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by Commission regulation to furnish
Network Commerce with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms we  received,  or written representations  from certain  reporting persons that no forms were required for those  persons,  we  believe  that  during  2000  our  officers,  directors  and
greater-than-10%   beneficial  owners  complied  with  all  filing  requirements required by Section 16(a) that are applicable to them.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2000, Network Commerce has entered into five loan transactions with Mr. Dwayne Walker, the company's Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer. Each loan had a term of one year and was evidenced by a promissory note executed by Mr. Walker in favor of Network Commerce. The first loan was made on May 26, 2000 in the principal amount of $1,387,322 with interest at 7% payable annually. The second loan was made on June 1, 2000 in the principal amount of $1,983,223 with interest at 7%. The third loan was made on September 19, 2000 in the principal amount of $556,140 with interest at 6.3%. The fourth loan was made on October 25, 2000 in the principal amount of $250,000 with interest at 7%. The fifth loan was made on November 16, 2000 in the principal amount of $100,000 with interest at 7%. During 2000, the largest amount of principal and accrued interest outstanding under these loans was $4,487,057 and, as of March 31, 2001, the principal and accrued interest owing under all of the outstanding loans was $4,535,380.

In April 2001, Network Commerce entered into an agreement with Mr. Walker to resolve certain potential claims Mr. Walker may have had with respect to the withdrawal of Mr. Walker's shares of Network Commerce's common stock from its secondary public offering completed in February 2000. The terms of this agreement are set forth in a letter dated as of April 5, 2001 between Network Commerce and Mr. Walker. The agreement provides that Network Commerce will purchase 262,000 shares of its common stock from Mr. Walker in exchange for the tender of a $3.8 million note payable from Network Commerce to Mr. Walker (the "Company Note"). Network Commerce also agreed to consolidate into a new loan (the "Loan") all of Mr. Walker's outstanding promissory notes to Network Commerce, in the aggregate principal amount of $4,535,380. The Loan will bear interest at 7% per annum and is due March 31, 2011, but Mr. Walker may prepay the Loan at any time without penalty. Interest will accrue and be due as a balloon payment on March 31, 2011. Following Network Commerce's purchase of the 262,000 shares, Mr. Walker may endorse the Company Note to Network Commerce in satisfaction of that portion of the Loan equal to the face amount of the Company Note. In addition, Mr. Walker agreed to transfer up to 1,171,158 shares of Network Commerce common stock to Network Commerce as additional payment of the Loan. Network Commerce agreed to reduce the balance of the Loan by the fair market value of the 1,171,158 shares on the date of the transfer. Network Commerce agreed to cancel the remainder of Mr. Walker's debt to Network Commerce after giving effect to the transfer of the Company Note, the purchase and transfer of the 262,000 shares and 1,171,158 shares of Network Commerce common Stock in the manner described above, and to pay Mr. Walker's withholding and employment taxes relating to such cancellation.

On May 24, 2000, Mr. Alan Koslow, Network Commerce's former Chief Financial Officer, Executive Vice President, General Counsel and Secretary, executed a promissory note in favor of Network Commerce in the principal amount of $57,400 with interest at 7% payable annually. This note was for payment of the exercise price of certain options to acquire Network Commerce common stock. Also, on October 25, 2000, Mr. Koslow executed an additional promissory note in favor of Network Commerce in the principal amount of $77,000 with interest at 7% payable annually. This note was for repayment of a margin loan. This repayment occurred as a result of Mr. Koslow agreeing to forego sale of shares of Network Commerce common stock owned by Mr. Koslow from September 2000 to December 2000. Pursuant to a letter agreement dated May 15, 2000, as amended, Mr. Koslow had the option of paying the notes either in cash or in shares of Network Commerce common stock at a mutually agreed upon value of $3.75 per share. In February 2001, Mr. Koslow paid in full the outstanding principal amount and accrued interest owing under the notes by transferring to Network Commerce shares of Network Commerce common stock.

On September 29, 2000, Network Commerce entered into a Mutual Contribution Agreement with Openspace Corporation and Beyond Ventures LLC pursuant to which Network Commerce contributed $500,000 in exchange for 20% of the issued and outstanding stock of Openspace Corporation. Mr. Dwayne Walker, our Chief Executive Officer and Chairman of the Board, is a member of Beyond Ventures LLC, which owns the remaining 80% of Openspace Corporation's outstanding stock.

Each of the foregoing and any future transactions between us and our officers, directors and greater than 5% shareholders and their affiliates will be approved by a majority of the board of directors, including a majority of our disinterested, nonemployee directors.



Since January 1, 2000, Network Commerce has entered into five loan transactions with Mr. Dwayne Walker, the company's Chairman of the Board and Chief Executive Officer. Each loan had a term of one year and was evidenced by a promissory note executed by Mr. Walker in favor of Network Commerce. The first loan was made on May 26, 2000 in the principal amount of $1,387,322.66 with interest at 7% payable annually. The second loan was made on June 1, 2000 in the principal amount of $1,983,223.58 with interest at 7%. The third loan was made on September 19, 2000 in the principal amount of $556,140.16 with interest at 6.33%. The fourth loan was made on October 25, 2000 in the principal amount of $250,000 with interest at 7%. The fifth loan was made on November 16, 2000 in the principal amount of $100,000 with interest at 7%. As of March 31, 2001, the principal and accrued interest owing under all of the outstanding loans from Mr. Walker to Network Commerce was $4,535,380.

In April 2001, Network Commerce settled potential claims held by Mr. Walker against Network Commerce arising out the withdrawal of Mr. Walker's shares of Network Commerce's common stock from its secondary public offering completed in February 2000. The terms of the settlement are set forth in a letter agreement dated as of April 5, 2001 between Network Commerce and Mr. Walker. The settlement provided that Network Commerce will purchase 262,000 shares of its common stock from Mr. Walker in exchange for the tender of a $3.8 million note payable from Network Commerce to Mr. Walker (the "Company Note"). In connection with the settlement, Network Commerce agreed to consolidate into a new loan (the "Loan") all of Mr. Walker's outstanding promissory notes to Network Commerce, executed by him since September 28, 1999, in the aggregate principal amount of $4,535,380.00. The Loan will bear interest at 7% per annum and will be evidenced by a promissory note in a form consistent with the terms of the settlement agreement. The Loan will be due March 31, 2011, but Mr. Walker may prepay the Loan at any time without penalty. Interest will accrue and be due as a balloon payment on March 31, 2011. Following Network Commerce's purchase of the 262,000 shares, Mr. Walker may endorse the Company Note to Network Commerce in satisfaction of that portion of the Loan equal to the face amount of the Company Note. In addition, Mr. Walker agreed to transfer up to 1,171,158 shares of Network Commerce common stock to Network Commerce as additional payment of Mr. Walker's Loan. Network Commerce agreed to reduce the balance of the Loan by the fair market value of the 1,171,158 shares on the date of the transfer. As part of the settlement agreement, Mr. Walker agreed to pay all taxes resulting from the repayment of the Loan as described above. Network Commerce agreed to cancel the remainder of Mr. Walker's debt to Network Commerce after giving effect to the purchase of the 262,000 shares and the transfer of 1,171,158 shares in the manner described above and to pay Mr. Walker's withholding and employment taxes relating to such cancellation.

On May 24, 2000, Network Commerce loaned Mr. Alan Koslow, its former Chief Financial Officer, Executive Vice President, General Counsel and Secretary, the principal amount of $57,400 with interest at 7% payable annually. Also, on October 25, 2000, Network Commerce loaned Mr. Koslow an additional $77,000 with interest at 7% payable annually. Both loans were evidenced by written promissory notes. All of the unpaid interest and principal with respect to both loans were paid in full in January 2001.

On September 29, 2000, Network Commerce entered into a Mutual Contribution Agreement with Openspace Corporation and Beyond Ventures LLC pursuant to which Network Commerce contributed $500,000 in exchange for 20% of the issued and outstanding stock of Openspace Corporation. Mr. Dwayne Walker, our Chief Executive Officer and Chairman of the Board, is a member of Beyond Ventures LLC, which owns the remaining 80% of Openspace Corporation's outstanding stock.

Each of the foregoing and any future transactions between us and our officers, directors and greater than 5% shareholders and their affiliates will be approved by a majority of the board of directors, including a majority of our disinterested, nonemployee directors.

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

EXHIBITS

Number         Description
3.1++          Amended and Restated Articles of Incorporation of the registrant.
3.2++          Amended and Restated Bylaws of the registrant.
4.1++          Second Amended and Restated Registration Rights Agreement dated as of November 30, 1998
4.2++          Amendment No. 1 to Second Amended and Restated Registration Rights Agreement dated as of June 15, 1999.
4.3++          Amendment No. 2 to Second Amended and Restated Registration Rights Agreement dated as of June 16, 1999.
10.1++         Amended and Restated 1999 Employee Stock Purchase Plan and form of agreement thereunder.
10.2++         Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan and form of agreements thereunder.
10.3#####      1999 Nonofficer Employee Stock Option Plan and form of agreements thereunder.
10.4++         Electronic Distributor Agreement dated as of May 19, 1999, between Corel Corporation and the registrant.
10.5++         Addendum No. 1 Project Agreement to Strategic Alliance Agreement between HNC Software and the registrant, dated
                        May 4, 1999.
10.6++         Distributor/Marketing Agreement dated as of April 29, 1999, between Quest Communications Corporation and the registrant.
10.7++         Strategic Alliance Agreement dated as of May 4, 1999, between HNC Software Inc. and the registrant.
10.8++         Consortium Membership Agreement dated as of May 4, 1999, between HNC Software and the registrant.
10.9++         Cross Promotion Agreement dated April 5, 1999, between 24/7 Media, Inc. and the registrant.
10.10++        Loan and Security Agreement dated as of March 4, 1999, between Transamerica Business Credit Corporation and the registrant.
10.11++        Letter of Intent Agreement dated March 24, 1999, between the ZERON Group and the registrant.
10.12++        Employment Agreement effective as of July 1, 1999, between Dwayne M. Walker and the registrant.
10.13++        Corporate Master Agreement effective as of February 10, 1999, between Vignette Corporation and the registrant.
10.14++        Agreement dated July 7, 1999, between About.com, Inc. and the registrant.
10.15++        Agreement effective as of July 12, 1999, between Chase Manhattan Capital, L.P. and the registrant.
10.16#         Agreement and Plan of Merger dated as of November 10, 1999, among Racer Acquisition, Inc., SpeedyClick, Corp., the Principal Shareholders of SpeedyClick, Corp. and the registrant.
10.17#         Employment Agreement, dated as of November 12, 1999, between Farid Tabibzadeh and the registrant.
10.18#         Employment Agreement, dated as of November 12, 1999, between Shahab Emrani and the registrant.
10.20##        Agreement and Plan of Merger dated as of December 16, 1999, among Chiefs Acquisition, Inc., WebCentric, Inc., the Stockholders of WebCentric, Inc.and the registrant.
10.21###       Letter of Intent, dated December 20, 1999, between Ubarter.com Inc., Steven White, New Horizons L.P. and
                        the registrant.
10.22####      Office Building Lease, dated September 21, 1999, between CEP Investors XII LLC and the registrant.
10.23***       Office Lease, dated December 13, 1999, between Benaroya Capital Company, LLC and the registrant.
10.24***       Promissory Note, dated September 28, 1999, from Alan Koslow to the registrant
10.25***       Agreement and Plan of Merger dated January 20, 2000 between Ubarter.com Inc., Shamu Acquisition, Inc.
                        and the registrant.
10.26**        Promissory Note, dated May 26, 2000 from Dwayne Walker to registrant.
10.27**        Promissory Note, dated June 1, 2000 from Dwayne Walker to registrant.
10.28**        Promissory Note, dated September 19, 2000 from Dwayne Walker to registrant.
10.29**        Promissory Note, dated October 25, 2000 from Dwayne Walker to registrant.
10.30**        Promissory Note, dated November 16, 2000 from Dwayne Walker to registrant.
21.1**         List of Subsidiaries
23.1*          Consent of Arthur Andersen LLP, Independent Accountants.

----------
   *     Filed herewith
   **    Incorporated by reference to the Annual Report filed on Form 10-K on April 17, 2001.
   ***   Incorporated by reference to the registration statement on Form S-4 (File No. 333-32452).
   +     Portions of these exhibits have been omitted based upon a request for confidential treatment. The omitted portions of the exhibits have been filed separately with the Securities and Exchange Commission.
   ++    Incorporated by reference to the Registration Statement on Form S-1
         (No. 333-80981) filed by the registrant on September 28, 1999, as amended.
   #     Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on November 24, 1999, as amended.
   ##    Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on December 29, 1999, as amended.
   ###   Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on December 30, 1999.
   ####  Incorporated by reference to Quarterly Report on Form 10-Q (File No.
          000-26707) filed by the registrant on November 9, 1999.
   ##### Incorporated by reference to Registration Statement on Form S-8
          (File No. 333-92533) filed by the registrant on December 10, 1999.

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

Dated: April 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                              Title                                 Date

         /s/ Dwayne M. Walker                    Chief Executive Officer and Chairman of the          April 27, 2001
                                                 Board (Principal Executive Officer)

                                                 Executive Vice President, and Chief Financial
         /s/    Randy Cerf                       Officer, and Secretary (Principal Financial and      April 27, 2001
                                                 Accounting Officer)



        /s/ David M. Lonsdale                    Director                                             April 27, 2001



       /s/   Mark H. Terbeek                     Director                                             April 27, 2001



                                INDEX TO EXHIBITS

Number         Description
3.1++          Amended and Restated Articles of Incorporation of the registrant.
3.2++          Amended and Restated Bylaws of the registrant.
4.1++          Second Amended and Restated Registration Rights Agreement dated as of November 30, 1998
4.2++          Amendment No. 1 to Second Amended and Restated Registration Rights Agreement dated as of June 15, 1999.
4.3++          Amendment No. 2 to Second Amended and Restated Registration Rights Agreement dated as of June 16, 1999.
10.1++         Amended and Restated 1999 Employee Stock Purchase Plan and form of agreement thereunder.
10.2++         Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan and form of agreements thereunder.
10.3#####      1999 Nonofficer Employee Stock Option Plan and form of agreements thereunder.
10.4++         Electronic Distributor Agreement dated as of May 19, 1999, between Corel Corporation and the registrant.
10.5++         Addendum No. 1 Project Agreement to Strategic Alliance Agreement between HNC Software and the registrant, dated
                        May 4, 1999.
10.6++         Distributor/Marketing Agreement dated as of April 29, 1999, between Quest Communications Corporation and the registrant.
10.7++         Strategic Alliance Agreement dated as of May 4, 1999, between HNC Software Inc. and the registrant.
10.8++         Consortium Membership Agreement dated as of May 4, 1999, between HNC Software and the registrant.
10.9++         Cross Promotion Agreement dated April 5, 1999, between 24/7 Media, Inc. and the registrant.
10.10++        Loan and Security Agreement dated as of March 4, 1999, between Transamerica Business Credit Corporation and the registrant.
10.11++        Letter of Intent Agreement dated March 24, 1999, between the ZERON Group and the registrant.
10.12++        Employment Agreement effective as of July 1, 1999, between Dwayne M. Walker and the registrant.
10.13++        Corporate Master Agreement effective as of February 10, 1999, between Vignette Corporation and the registrant.
10.14++        Agreement dated July 7, 1999, between About.com, Inc. and the registrant.
10.15++        Agreement effective as of July 12, 1999, between Chase Manhattan Capital, L.P. and the registrant.
10.16#         Agreement and Plan of Merger dated as of November 10, 1999, among Racer Acquisition, Inc., SpeedyClick, Corp., the Principal Shareholders of SpeedyClick, Corp. and the registrant.
10.17#         Employment Agreement, dated as of November 12, 1999, between Farid Tabibzadeh and the registrant.
10.18#         Employment Agreement, dated as of November 12, 1999, between Shahab Emrani and the registrant.
10.20##        Agreement and Plan of Merger dated as of December 16, 1999, among Chiefs Acquisition, Inc., WebCentric, Inc., the Stockholders of WebCentric, Inc.and the registrant.
10.21###       Letter of Intent, dated December 20, 1999, between Ubarter.com Inc., Steven White, New Horizons L.P. and
                        the registrant.
10.22####      Office Building Lease, dated September 21, 1999, between CEP Investors XII LLC and the registrant.
10.25***       Agreement and Plan of Merger dated January 20, 2000 between Ubarter.com Inc., Shamu Acquisition, Inc.
                        and the registrant.
10.26**        Promissory Note, dated May 26, 2000 from Dwayne Walker to registrant.
10.27**        Promissory Note, dated June 1, 2000 from Dwayne Walker to registrant.
10.28**        Promissory Note, dated September 19, 2000 from Dwayne Walker to registrant.
10.29**        Promissory Note, dated October 25, 2000 from Dwayne Walker to registrant.
10.30**        Promissory Note, dated November 16, 2000 from Dwayne Walker to registrant.
21.1**         List of Subsidiaries
23.1*          Consent of Arthur Andersen LLP, Independent Accountants.

----------
   *     Filed herewith
   **    Incorporated by reference to the Annual Report filed on Form 10-K on April 17, 2001.
   ***   Incorporated by reference to the registration statement on Form S-4 (File No. 333-32452).
   +     Portions of these exhibits have been omitted based upon a request for confidential treatment. The omitted portions of the exhibits have been filed separately with the Securities and Exchange Commission.
   ++    Incorporated by reference to the Registration Statement on Form S-1
         (No. 333-80981) filed by the registrant on September 28, 1999, as amended.
   #     Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on November 24, 1999, as amended.
   ##    Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on December 29, 1999, as amended.
   ###   Incorporated by reference to the Current Report on Form 8-K (File No.
         000-26707) filed by the registrant on December 30, 1999.
   ####  Incorporated by reference to Quarterly Report on Form 10-Q (File No.
          000-26707) filed by the registrant on November 9, 1999.
   ##### Incorporated by reference to Registration Statement on Form S-8
          (File No. 333-92533) filed by the registrant on December 10, 1999.

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
