Form 10-Q
period 2001-03-31
NETWORK COMMERCE INC
filed 2001-05-15
CIK 1087879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


As of May 4, 2001, there were 77,027,788 shares outstanding of the Registrant's common stock.

                              Network Commerce Inc.

                                    Form 10-Q

                                      Index

                                                                                                           PAGE
PART I            FINANCIAL INFORMATION

ITEM 1:           Financial Statements

                  Consolidated Balance Sheets as of March 31, 2001
                     and December 31, 2000..............................................................     4
                  Consolidated Statements of Operations for the three-month
                     periods ended March 31, 2001 and 2000 .............................................     5
                  Consolidated Statements of Cash Flows for the three-month
                     periods ended March 31, 2001 and 2000..............................................     6
                  Notes to Condensed Financial Statements...............................................     7

ITEM 2:           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................    18

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    39


PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    40

ITEM 2:           Changes in Securities and Use of Proceeds.............................................    40

ITEM 3:           Defaults Upon Senior Securities.......................................................    40

ITEM 4:           Submission of Matters to a Vote of Security Holders...................................    40

ITEM 5:           Other Information.....................................................................    40

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    41


SIGNATURES        ......................................................................................    42

EXHIBITS          ......................................................................................    43


                         PART I. FINANCIAL INFORMATION

                                    ITEM 1.

                              Network Commerce Inc.
                      Condensed Consolidated Balance Sheets
                                (in thousands)

                                                                                  March 31,     December 31,
                                                                                     2001          2000
                                                                                 ------------   -----------
                                   ASSETS
Current assets:
    Cash and cash equivalents                                                         $ 6,907      $ 11,715
    Restricted cash                                                                    13,730        16,599
    Short-term investments                                                              5,627        21,592
    Accounts receivable, less allowance for bad debts of $2,260 and $1,195.             4,953        18,111
    Notes receivable from employees                                                         -         2,900
    Prepaid expenses and other current assets                                           9,720        13,341
                                                                                 ------------   -----------
         Total current assets                                                          40,937        84,258
Property and equipment, net                                                            14,901        22,580
Goodwill and intangible assets, net                                                    18,712       135,628
Cost-basis investments                                                                 11,425        29,481
Other assets, net                                                                       2,155         5,773
                                                                                 ------------   -----------
         Total assets                                                                $ 88,130     $ 277,720
                                                                                 ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $ 14,160      $ 18,933
    Accrued liabilities and other liabilities                                          12,594        21,502
    Current portion of notes and leases payable                                        25,260        24,797
    Deferred revenues                                                                  10,590        11,338
                                                                                 ------------   -----------
         Total current liabilities                                                     62,604        76,570
Notes and leases payable and line of credit, less current portion                       1,094         1,741
Non-current liability                                                                   1,300             -
Deferred revenues                                                                       2,734         3,703
                                                                                 ------------   -----------
         Total liabilities                                                             67,732        82,014
                                                                                 ------------   -----------
Commitments
Shareholders' equity:
    Convertible preferred stock, $0.001 par value:  authorized shares - 5,000,000;
        none issued and outstanding                                                         -             -
    Common stock, $0.001 par value:  authorized shares - 200,000,000; issued and outstanding shares - 78,253,578 at March 31, 2001 and 78,222,569
         at December 31, 2000                                                         554,463       555,175
    Subscriptions receivable                                                              (63)       (2,421)
    Common stock warrants                                                              18,172        18,172
    Deferred compensation                                                              (7,151)       (7,758)
    Accumulated other comprehensive loss                                                  (82)         (130)
    Accumulated deficit                                                              (544,941)     (367,332)
                                                                                 ------------   -----------
         Total shareholders' equity                                                    20,398       195,706
                                                                                 ------------   -----------
         Total liabilities and shareholders' equity                                  $ 88,130     $ 277,720
                                                                                 ============   ===========




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                      For the Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                         2001              2000
                                                                     ----------        ----------
Revenues                                                               $ 10,108          $ 18,682
Cost of revenues                                                          2,316            10,393
                                                                     ----------        ----------
          Gross profit                                                    7,792             8,289
                                                                     ----------        ----------
Operating expenses:
     Sales and marketing                                                 17,291            22,100
     Research and development                                             5,268             4,215
     General and administrative                                           4,283             3,234
     Amortization of intangible assets                                   18,297            13,492
     Stock-based compensation                                               260             1,856
     Restructuring and other impairment charges                          70,988                 -
     Impairment of certain long-lived assets                             43,136                 -
     Unusual item - settlement of claim                                   4,559                 -
                                                                     ----------        ----------
          Total operating expenses                                      164,082            44,897
                                                                     ----------        ----------
          Loss from operations                                         (156,290)          (36,608)
                                                                     ----------        ----------
Nonoperating (expense) income:
     (Loss) gain on sale of marketable equity securities                   (150)            1,086
     Interest income                                                        557             1,295
     Interest expense                                                    (2,882)             (441)
     Other                                                                  (24)              (20)
     Impairment of cost-basis investments                               (18,820)                -
                                                                     ----------        ----------
          Total nonoperating (expense) income, net                      (21,319)            1,920
                                                                     ----------        ----------
          Net loss before income tax benefit                           (177,609)          (34,688)
Income tax benefit                                                            -            11,916
                                                                     ----------        ----------
          Net loss                                                   $ (177,609)        $ (22,772)
                                                                     ==========        ==========

Basic and diluted net loss per share                                    $ (2.45)          $ (0.48)
                                                                     ==========        ==========
Weighted average shares outstanding used to
     compute basic and diluted net loss per share                    72,458,451        47,581,471
                                                                     ==========        ==========





The accompanying notes are an integral part of these condensed consolidated statements.

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                              For the three months ended
                                                                                                       March 31,
                                                                                              ----------------------------
                                                                                                  2001             2000
                                                                                              -----------      -----------
Operating activities:
      Net loss                                                                                 $ (177,609)       $ (22,772)
      Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                             21,235           15,806
         Accretion of promissory note payable                                                       2,074                -
         Provision for bad debts                                                                    2,627                -
         Amortization of deferred compensation                                                        260            1,856
         Restructuring and impairment charges                                                      70,988                -
         Impairment of certain ling-lived assets                                                   43,136                -
         Impairment of marketable equity securities and investments                                18,820                -
         Unusual item - settlement of claim                                                         4,559                -
         Realized loss from sale of marketable equity securities                                      150                -
         Deferred income tax benefit                                                                    -          (11,916)
         Changes in operating assets and liabilities, excluding effects of acquired businesses-
              Accounts receivable                                                                   8,730           (4,179)
              Prepaid expenses and other current assets                                              (260)          (7,764)
              Other assets                                                                           (283)               -
              Accounts payable and accrued liabilities                                            (16,825)           4,038
              Deferred revenue                                                                        706            3,231
                                                                                              -----------      -----------
              Net cash used in operating activities                                               (21,692)         (21,700)
                                                                                              -----------      -----------
Investing activities:
      Purchases of short-term investments                                                               -         (104,768)
      Sales of short-term investments                                                              32,694           49,703
      Proceeds from sale of investments                                                               148               29
      Purchases of property and equipment                                                             (35)          (6,483)
      Investments in equity and debt securities and other assets                                       (2)         (10,531)
      Acquisition of businesses, net of cash acquired of $ - in 2001 and $259 in 2000                   -           (5,826)
                                                                                              -----------      -----------
              Net cash provided by (used in) investing activities                                  32,805          (77,876)
                                                                                              -----------      -----------
Financing activities:
      Payments on line of credit                                                                   (1,041)               -
      Payments on long-term debt                                                                   (1,157)          (3,038)
      Proceeds from sale of common stock and exercise of stock options                                  4          109,347
      Proceeds from collection of subscription receivable                                               3                -
                                                                                              -----------      -----------
              Net cash (used in) provided by financing activities                                  (2,191)         106,309
                                                                                              -----------      -----------
Net increase in cash and cash equivalents                                                           8,922            6,733
Cash and cash equivalents at beginning of period                                                   11,715           10,660
                                                                                              -----------      -----------
Cash and cash equivalents at end of period                                                       $ 20,617         $ 17,393
                                                                                              ===========      ===========
Supplementary disclosure of cash flow information:
      Cash paid during the period for interest                                                      $ 427            $ 390
                                                                                              ===========      ===========
      Cash paid during the period for income taxes                                                    $ -              $ -
                                                                                              ===========      ===========
      Non-cash investing and financing activities:
         Common stock, options and warrants issued and liabilities assumed
              as part of business and technology acquisitions                                         $ -         $ 18,992
                                                                                              ===========      ===========
         Assets acquired under capital leases                                                       $ 160              $ -
                                                                                              ===========      ===========





The accompanying notes are an integral part of these condensed consolidated statements.

                              Network Commerce Inc.

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Organization and Background:

The Company

Network Commerce Inc. (the Company), a Washington corporation, is a technology infrastructure and services company. The Company provides a technology and services platform solution that includes domain registration, hosting services, commerce services, business services and one-to-one marketing services. The Company's headquarters are located in Seattle, Washington. Through December 31, 2000, the Company operated two commerce networks, known as the Network Commerce Consumer Network, which aggregated merchants and shoppers over a distributed network of Web sites, and the Network Commerce Business Network, which was designed to enable businesses to engage in online activities and transactions with other businesses. In January 2001, the Company restructured these groups into the Network Commerce Portal Services and the Network Commerce Infrastructure and Technology (IT) groups. The Portal Services group includes one-to-one marketing services and various online marketplaces focused on gaming and entertainment. The Network Commerce IT group includes domain name registration, technology and licensing and other business services. As a result of this restructuring, certain of the Company's previous business units and offerings were shut down. Further restructuring efforts in March 2001, resulted in the shutdown of SpeedyClick.com and the sale of Ubarter Canada, components of the Portal Services group. The Company's current focus is its IT group and its one-to one marketing business.

The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key management personnel, on successful development and marketing of its products and services, and the continued acceptance of the Internet. Additional risks include competition from substitute products and services from companies with greater financial, technical, management and marketing resources and risks associated with recent acquisitions and closures of business units. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may or may not be readily available.

Going Concern

The Company's condensed consolidated financial statements for the three months ended March 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $177.6 million for the three-month period ended March 31, 2001 and has accumulated deficits of $544.9 million as of March 31, 2001. The Company has continuously incurred net losses from operations and, as of March 31, 2001, has working capital deficit of $21.6 million. The Company is out of compliance with certain debt covenants. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its cash reserves and cash flows from operations will be adequate to fund its operations through June 2001. Consequently, the Company will require substantial additional funds to continue to operate its business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to the Company on favorable terms or at all. Even if additional financing is available, the Company may be required to obtain the consent of its existing lenders, which the Company may not be able to obtain. If additional financing is not available, the Company may need to dramatically change its business plan, sell or merge its business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

The Company's plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:

     exploring strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

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

Note 2. Summary of Significant Accounting Policies:

Unaudited Interim Financial Data

The condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K as filed with the Securities and Exchange Commission on April 17, 2001. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The Company's condensed consolidated financial statements include 100% of the assets, liabilities and results of operations of all subsidiaries in which the Company has a controlling ownership interest of greater than 50%. Equity investments in which the Company holds less than a 20% ownership interest and does not exercise significant influence are recorded at cost and are included in cost-basis investments in the accompanying condensed consolidated balance sheets. All significant intercompany transactions and balances have been eliminated.

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

Revenues  from the  Network  Commerce  Business  Network,  which is a network of proprietary and affiliated Web sites, including www.registrars.com, www.b2bnow.com, www.freemerchant.com, www.ehost.com and www.ubarter.com, are derived primarily from providing domain registration, web-enablement services, commerce-enablement services, transaction processing, advertising, hosting services and technology licensing to businesses. Revenues from registrars.com are derived from the sale of domain name registration fees, which are typically paid in full at the time of the sale and are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues. Revenues from b2bNow.com are generated primarily from the sale of advertising and merchandising products and services similar to those sold on the Network Commerce Consumer Network. Revenues from Ubarter.com are generated from transaction fees earned from member businesses that transact over the Ubarter exchange system as well as from products sold by Ubarter.com to other member merchants of the Ubarter exchange system. Revenues from services are generated principally through development fees, domain registration fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. The Company recognizes revenues from the development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to twelve months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. The Company bears full credit risk with respect to these sales. Anticipated losses on these contracts are recorded when identified. To date, losses have not been significant. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, are recognized in the period in which the revisions are determined. Unbilled services typically represent amounts earned under the Company's contracts not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceed revenues earned on contracts, the amounts are included in the accompanying consolidated balance sheets as customer deposits, as the amounts typically relate to ancillary services, whereby the Company is acting in an agency capacity. Fee revenue from ancillary services provided by the services division is recognized upon completion of the related job by the applicable third party vendor.

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

Cash, Restricted Cash and Cash Equivalents

For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage-backed bonds, and highly rated corporate securities. Approximately $13.7 million and $16.6 million of cash as of March 31, 2001 and December 31, 2000, respectively, is characterized as restricted in order to secure certain facilities leasing and debt obligations under letters of credit and another security arrangement. The Company's restricted cash and cash equivalents are stated at cost, which approximates fair market value.

Short-Term Investments and Marketable Equity Securities

The Company classifies these securities as available-for-sale and they are stated at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are also reflected in accumulated other comprehensive loss in the accompanying consolidated statement of changes in shareholders' equity and comprehensive loss. Fair value is based on quoted market prices. The Company's short-term investments consist of corporate notes and bonds, commercial paper, municipal notes and bonds, auction preferreds and US government securities and are stated at cost, which approximates fair value as of March 31, 2001. Marketable equity securities consist solely of investments in the common stock of publicly traded companies and are recorded at fair value. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized as earned. Any changes in market values that are considered other than temporary are recorded as realized gains or losses in current operations.

Stock Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and instead applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (see Recent Accounting Pronouncements below). Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock over the stock option exercise price at the date of grant. Options and warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123.

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

Recent Accounting Pronouncements

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

Note 3. Acquisitions:

In June 1999, the Company acquired GO Software, Inc. (GO). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. The Company paid GO $4.7 million in cash, issued a $1.0 million promissory note bearing interest at 10%, and issued 1,123,751 shares of common stock, valued at $8.54 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which are both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of the Company's initial public offering completed in September 1999. In March 2001, the Company recognized an impairment charge of $1.8 million to write-down the carrying value to the approximate net realizable value. On May 14, 2001, pursuant to an Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001, the Company completed the sale of GO to Return on Investment Corporation ("ROI") through its wholly-owned subsidiary for $1.0 million in cash and $3.0 million in ROI common stock. As part of the merger transaction, ROI is required to file with the Securities Exchange Commission a registration statement to effect a registration of the common stock delivered to Network Commerce.


Also in June 1999, the Company acquired CardSecure, Inc. (CardSecure) for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

On November 12, 1999, the Company acquired SpeedyClick, Corp. (SpeedyClick), a California corporation, for $55.6 million of cash, common stock and common stock options. SpeedyClick, a privately held company, maintained an Internet Web site that focused on entertainment and interactivity. Upon effectiveness of the acquisition, a total of 3,799,237 shares of common stock valued at $13.31 per share were issued to the owners of SpeedyClick. Options to purchase SpeedyClick common stock were assumed by the Company and converted into 157,527 options to purchase the Company's common stock. The Company also paid cash consideration of $3.0 million to the owners of SpeedyClick. The Company accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 million was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets were being amortized over a three-year life.

However, in March 2001, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $37.2 million.

On December 3, 1999, the Company acquired Cortix, Inc. (Cortix), an Arizona corporation doing business as 20-20Consumer.com, for $14.4 million of cash and common stock. Cortix, a privately held company, provided comparison shopping services including online reviews and ratings for commerce-oriented businesses, merchants and products. Upon effectiveness of the acquisition, 711,435 shares of common stock valued at $18.81 per share were issued to the owners of Cortix. The Company also paid cash consideration of $1.0 million to the owners of Cortix. The Company accounted for this transaction as a purchase. Of the $14.4 million in consideration paid, approximately $11.3 million was allocated to acquired technology, $1.6 million to customer lists and $1.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $9.1 million.

On December 17, 1999, the Company acquired WebCentric Inc., (WebCentric) a Kansas corporation doing business as bottomdollar.com, for $40.2 million of common stock, common stock options and approximately $1.4 million of cash. WebCentric, a privately held company, developed e-commerce integration technology and applications, including a comparison shopping engine that allowed consumers to search and compare the products and services of several leading Internet merchants. Upon effectiveness of the acquisition, a total of 2,161,904 shares of common stock valued at $16.89 per share were issued to the owners of WebCentric. In addition, the Company issued replacement stock options to purchase an aggregate of 121,544 shares of the Company's common stock to certain employees and owners of WebCentric. The Company accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately $31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $24.3 million.

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

On April 11, 2000, the Company acquired FreeMerchant.com, Inc. (FreeMerchant), a Delaware corporation, for approximately $38.1 million, of which $2.0 million was paid in cash, $10.0 million in non-cash deferred tax liabilities assumed, $500,000 of debt assumed and $25.6 million in common stock and common stock options issued to FreeMerchant shareholders. FreeMerchant, a privately held company, has developed online store-builder technology for small- to medium-sized merchants that seek a low-cost point of entry to e-commerce and provides hosting services to those merchants. Upon effectiveness of the acquisition, a total of 2,573,723 shares of common stock, valued at $8.80 per share, were issued to the shareholders of FreeMerchant. In addition, the Company issued options to purchase 293,596 shares of common stock to certain FreeMerchant shareholders and employees. The Company accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. These intangible assets are being amortized over a three-year life. In March 2001, the Company recognized an impairment charge of $22.4 million to write-down the carrying value to the approximate net realizable value.

On June 2, 2000, the Company effected its acquisition of Ubarter.com Inc (Ubarter), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, of which $875,000 was paid in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 in net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and the Company, and $40.8 million in common stock and common stock warrants issued to Ubarter shareholders and creditors. Ubarter, a publicly traded company, is a business-to-business e-commerce enterprise, which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. Upon effectiveness of the acquisition, a total of 2,682,871 shares of common stock valued at approximately $15.10 per share were issued to the shareholders and creditors of Ubarter. In addition, the Company issued warrants to purchase 51,842 shares of common stock to certain Ubarter shareholders, employees and creditors. The Company accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets are being amortized over a three-year life. Early in the fourth quarter 2000, the Company launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision in the Company's original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets including goodwill was $51.6 million. Based on recent comparable sales of other barter exchange systems, we determined the fair value of Ubarter.com to be approximately $5 million. As a result, the Company recognized an impairment charge of $46.6 million in December 2000. In February 2001, the Company sold the Canadian-based operations of Ubarter and recognized a loss of $2.3 million. In March 2001, the Company recognized an impairment charge of $4.2 million to write-down the remaining carrying value to the approximate net realizable value.

On August 24,  2000,  the Company  acquired  Ivebeengood.com,  d.b.a.  UberWorks
(UberWorks), a wholly owned subsidiary of Trilogy, Inc. (Trilogy), for approximately $22.8 million, of which $2.4 million was accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to UberWorks shareholders and employees. UberWorks was a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. Upon effectiveness of the acquisition, a total of 2,601,562 shares of common stock valued at approximately $6.13 per share were issued to shareholders of UberWorks, of which 423,253 are being held back by the Company to be subsequently released based on time vesting and on certain performance criteria yet to be achieved (these shares have been excluded from determining the Company's weighted average shares outstanding used to calculate basic and diluted earnings per share). The maximum term of the retention is three years from the effective date of the acquisition. In addition, the Company issued a warrant to Trilogy, with a strike price of $0.000001 per share, to purchase additional shares of the Company's common stock if on the one-year anniversary date of the acquisition, the shares currently held by Trilogy (the Trilogy Shares) are not worth at least $13.1 million. The maximum number of additional shares that Trilogy can purchase under the terms of the warrant is 2.6 million. To the extent that the Trilogy Shares have a fair market value that exceeds $13.1 million on the one-year anniversary date, the warrant is cancelled and Trilogy must forfeit the number of Trilogy Shares that would be required to bring their fair value down to $13.1 million, limited to a maximum of 1.3 million shares to be forfeited under this scenario. The Company also issued options to purchase 248,162 shares of common stock to certain UberWorks employees. The Company accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, the Company decided to abandon the technology and wrote-off the remaining intangible assets of $16.6 million.

On December 8, 2000, the Company acquired ePackets.Net, Inc. (ePackets) for approximately $270,000 consisting of $150,000 in cash, $37,000 in common stock and common stock options and $83,000 in net liabilities assumed. ePackets provided permission-based one-to-one email solutions. In connection with this acquisition, the Company issued to the shareholders of ePackets a total of 33,324 shares of common stock. The Company accounted for this transaction as a purchase. The consideration paid was allocated to acquired technology and was being amortized over a three-year life. However, in March 2001, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $255,000.

On December 22, 2000, the Company acquired Internet Domain Registrars Corporation ("IDR"), for approximately $23.6 million, consisting of $750,000 in cash, $6.1 million in non-cash deferred tax liabilities assumed, $5.7 million in common stock and $11.1 million in net liabilities assumed. IDR is a domain name infrastructure company, which owns and operates the www.registrars.com Web site. In connection with this acquisition, the Company issued to the shareholders of IDR a total of 7,650,000 shares of common stock, of which 1,000,000 were placed in escrow for indemnification purposes. In addition, 3,281,000 shares were issued and placed in escrow to be released to the former shareholders and certain employees of IDR upon the achievement of established future revenue targets over an eighteen month period, and 219,000 shares were issued to employees of IDR who continued to be employed by IDR after the acquisition. Finally, 600,000 shares of common stock was issued at the closing to certain other persons in connection with the settlement of potential claims against IDR and as consideration of services rendered to IDR in connection with the acquisition. The closing price of the Company's common stock on December 22, 2000 was $0.69 per share. The Company accounted for this transaction as a purchase. Of the $23.6 million of consideration paid, approximately $10.5 million was allocated to proprietary concept, $874,000 to domain name, $3.5 million to customer lists, $874,000 to assembled workforce and $7.8 million to goodwill. These intangible assets are being amortized over a three-year life. In March 2001, the Company recognized an impairment charge of $17.6 million to write-down the remaining carrying value to the approximate net realizable value.
Note 4. Restructuring and Impairment Charges:

Impairment of Certain Long-Lived Assets

During the first quarter 2001, the Company determined that the carrying value of the intangible assets for the GO, FreeMerchant and IDR business units, which were being considered for sale was in excess of anticipated sales values. As a result, the Company recognized impairment charges of approximately $43.1 million.

Restructurings and related impairments

During the first quarter of 2001, the Company continued its restructuring efforts, that commenced in December 2000, including the shutdown of SpeedyClick, the sale of Ubarter Canada, which resulted in a loss of approximately $2.3 million, and the lay off of 245 employees, which resulted in severance and related payroll charges of approximately $580,000 and approximately $68.1 million of restructuring charges.

Impairment of cost-basis investments

During the first quarter of 2001, the Company determined that certain of its cost-basis investments were permanently impaired relative to their historical values. As a result, the Company recognized an impairment charge of $18.8 million, which is included as a component of nonoperating income (expense) in the accompanying March 31, 2001 consolidated statements of operations. Permanent impairments in the Company's cost-basis investments were determined by examining the operations of each company, and when possible, by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations.

Note 5. Unusual Item:

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

The settlement provides that the Company will purchase 262,000 shares of its common stock from Mr. Walker in exchange for the tender of a $3.8 million note payable from the Company (Company Note). In connection with the settlement, the Company agreed to consolidate all of Mr. Walker's outstanding promissory notes to the Company, executed by him since September 28, 1999, which totaled $4.5 million as of December 31, 2000 and were recorded in Notes receivables from employees and Subscriptions receivable. Principal and interest, at 7% per year, are due on March 31, 2011. Following the Company's purchase of the 262,000 shares, Mr. Walker may endorse the Company Note to the Company in partial satisfaction of the new loan. In addition, Mr. Walker agreed to transfer up to 1,171,158 shares of Company stock to the Company as additional payment of the loan. The Company agreed to reduce the balance of the loan by the fair market value of the 1,171,158 shares on the date of the transfer. To the extent Mr. Walker's outstanding promissory note has not been completely repaid by the above actions, the Company will immediately extinguish any remaining obligation Mr. Walker may owe under the promissory note plus any applicable withholding. As a result of the settlement, the Company recognized a $4.5 million dollar expense in the first quarter of 2001. Mr. Walker also agreed to take on additional responsibities as President.

Note 6. Deferred Revenues:

Unearned revenues related to domain registrations represent the unexpired term of registration fees, net of the referral commissions paid to affiliates and referral partners, and are recognized ratably over the term of the registration. Revenues from marketing and professional fees are recognized when services are delivered, and licensing fees are recognized over the term of agreement.

Note 7. Debt Obligations:

In March 1999, the Company entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow the Company to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million. The term loan had an outstanding balance of $1.4 million at March 31, 2001 and bears interest at 12%, is secured by a letter of credit and matures in March 2002. In conjunction with the agreement, the Company issued warrants to acquire 72,000 shares of common stock at an exercise price of $6.25 per share. The warrants are exercisable immediately and expire in March 2006. In May 1999, the Company issued to the financial institution additional warrants to acquire 70,000 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable immediately and expire in June 2006.

On May 19, 2000, the Company entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. The credit agreement is secured by substantially all of the Company's assets and had an outstanding balance of $9.1 million at March 31, 2001. The outstanding commitments bear interest at an annual rate equal to the prime lending rate plus one and one-half percent. Outstanding commitments under the agreement are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003. The credit agreement requires the Company to maintain certain financial ratios and places limitations on certain financing and investing activities. The credit agreement also contains other customary conditions and events of default that, in the event of noncompliance by the Company, would prevent any further borrowings and would generally require the repayment of any outstanding commitments under the credit agreement.

On September 29, 2000, the Company sold $20.0 million of convertible notes and warrants to a private institution. The notes have a one-year term and bear interest at an annual rate of six percent. On October 26, 2000, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on December 4, 2000. Also, the Company issued warrants to purchase 4,050,633 shares of common stock to the private institution at an exercise price of $10.37 per share. The warrants are immediately exercisable and expire in five years. These warrants were valued at $9.4 million and were recorded as common stock warrants in the accompanying December 31, 2000 consolidated balance sheets. The notes were valued at $10.6 million. Immediately after the effective date, $5.0 million of the notes were converted into common stock. As of March 31, 2001, the notes were valued at $11.5 million. The terms of the notes provide for conversion to common stock at a conversion price of $1.68 per share. Under the terms of the agreement, the notes can be called by the holder if the Company were to be delisted from the NASDAQ stock exchange.

Note 8. Segment Information:

The Company's segment information for each of the three months ended March 31, 2001 and 2000, and the year ended December 31, 2000 as follows (in thousands):

                                                                                                       Year ended
                                                                     Three months ended March 31,     December 31,
                                                                    -------------------------------  ---------------
                                                                         2001             2000            2000
                                                                    --------------   --------------  ---------------
 Revenues:
       Continuing operations                                              $ 6,571         $  1,604         $ 11,806
       Operations closed in 2001                                            3,537           17,078           94,315
                                                                    --------------   --------------  ---------------
                                                                           10,108           18,682          106,121
                                                                    --------------   --------------  ---------------
 Cost of revenues:
       Continuing operations                                                1,583               39            2,924
       Operations closed in 2001                                              733           10,354           56,375
                                                                    --------------   --------------  ---------------
                                                                            2,316           10,393           59,299
                                                                    --------------   --------------  ---------------
 Gross Profit:
       Continuing operations                                                4,988            1,565            8,882
       Operations closed in 2001                                            2,804            6,724           37,940
                                                                    --------------   --------------  ---------------
                                                                          $ 7,792          $ 8,289         $ 46,822
                                                                    ==============   ==============  ===============

Note 9. Subsequent Events

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

In April 2001, the Company offered a voluntary stock option exchange program to its employees. The plan allows employees, if they so choose, to exchange three options for one option priced at $0.09 per share. The vesting period will be quarterly over the next four quarters. This exercise price change will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

Debt Obligations

On April 2, 2001, the Company repaid its obligation under the credit agreement with a commercial bank, which had a balance of $9.1 million as of March 31, 2001. The obligation was repaid with the cash that was restricted for this purpose.

On April 3, 2001, the Company received a notice of default from the holders of the $20 million of convertible notes for an alleged violation of certain provisions of the convertible notes relating to the breach of certain negative financial covenants contained in the our credit agreement for $15.0 million with a commercial bank and the breach by the Company of certain material terms of the Securities Purchase Agreement dated as of September 28, 2000. The notice of default demanded that the Company redeem the convertible notes on or before April 9, 2001 for an amount equal to $17.25 million, which amount represents 115% of the aggregate principal amount of the remaining convertible notes. The Company responded to the notice of default on April 4, 2001 and denied that an event of default occurred. If the Company were to be in default of the convertible notes and if the default is not cured, or waived by the holder of the convertible notes, and we are required to redeem the amounts outstanding under the convertible notes, the holder could seek remedies against us, which may include penalty rates of interest, immediate repayment of the debt and the filing of an involuntary petition in bankruptcy. In addition, the Company may have no alternative but to file a petition in bankruptcy.

During May 2001, the holders of the above mentioned convertible notes converted $2.5 million of the notes into common stock.

Also, during May 2001, a lessor filed a Writ of Attachment on our bank account in the amount of $600,000. The Company is defending this matter.

On May 10, 2001, the Company repaid its obligation under the loan and security agreement with a financial institution, which had a balance of $1.4 million as of March 31, 2001. The obligation was repaid with the cash that was restricted for this purpose.

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

The settlement provides that the Company will purchase 262,000 shares of its common stock from Mr. Walker in exchange for the tender of a $3.8 million note payable from the Company (Company Note). In connection with the settlement, the Company agreed to consolidate all of Mr. Walker's outstanding promissory notes to the Company, executed by him since September 28, 1999, which totaled $4.5 million as of December 31, 2000 and were recorded in Notes receivables from employees and Subscriptions receivable. Principal and interest, at 7% per year, are due on March 31, 2011. Following the Company's purchase of the 262,000 shares, Mr. Walker may endorse the Company Note to the Company in partial satisfaction of the new loan. In addition, Mr. Walker agreed to transfer up to 1,171,158 shares of Company stock to the Company as additional payment of the loan. The Company agreed to reduce the balance of the loan by the fair market value of the 1,171,158 shares on the date of the transfer. To the extent Mr. Walker's outstanding promissory note has not been completely repaid by the above actions, the Company will immediately extinguish any remaining obligation Mr. Walker may owe under the promissory note, plus any applicable withholding. As a result of the settlement, the Company recognized a $4.5 million dollar expense in the first quarter of 2001. Mr. Walker also agreed to take on additional responsibities as President.

Litigation

On October 6, 2000, Mall.com, Inc. filed suit against the Company in the District Court of Travis County, Texas which was removed by the Company to the United States District Court for the Western District of Texas. The suit was based on a contract between Mall.com, Inc. and IveBeenGood.com, Inc. which the Company acquired on August 24, 2000. The suit alleged that IveBeenGood.com, Inc. breached the contract, breached a warranty given to Mall.com, Inc. and committed fraud and negligent misrepresentation. The claims asserted by Mall.com, Inc. were acquired by Mall Acquisition Corp. On May 7, 2001, the Company, Mall.com, Inc. and Mall Acquisition Corp. entered into a Compromise and Settlement Agreement and Mutual General Release. Pursuant to the settlement agreement, the Company paid Mall Acquisition Corp. the sum of $67,500, and Mall.com, Inc. and Mall Acquisition Corp. assigned to the Company any claims they may have against Trilogy, Inc., a former shareholder of IveBeenGood.com, Inc. The parties also agreed to approve a final judgment of dismissal that will refer to the Compromise and Settlement Agreement.

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

On May 10, 2001, a shareholder filed a lawsuit in the United States District Court in Seattle, Washington against the Company and its chairman and chief executive officer alleging violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Sections 10(b), 15 and 20(a) of the Securities Exchange Act of 1934. The lawsuit is styled Jan Sherman, on behalf of herself and all others similarly situated, v. Dwayne M. Walker and Network Commerce Inc., Case Number: C01-0675. The lawsuit seeks unspecified damages and certification of a class consisting of purchasers of the Company's common stock during the period from September 28, 1999 through April 16, 2001. The Company is investigating the allegations and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company in one or more future periods.

On May 14, 2001, pursuant to an Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001, the Company completed the sale of GO to Return on Investment Corporation ("ROI") through its wholly-owned subsidiary for $1.0 million in cash and $3.0 million in ROI common stock. As part of the merger transaction, ROI is required to file with the Securities Exchange Commission a registration statement to effect a registration of the common stock delivered to Network Commerce.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Additional Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this report, and the risks discussed in the "Risk Factors" section included in our December 31, 2000 10-K filed on April 17, 2001 with the Securities and Exchange Commission, as amended by Form 10-K/A on April 30, 2001.

Overview

We are a technology infrastructure and services company that offers a comprehensive technology and services platform solution, including domain registration, hosting services, e-commerce services and online marketplaces. Our technology and services platform operates across our core infrastructure, which includes four data centers, more than 500 servers, and operates at a bandwidth in excess of 400 megabits per second. Through December 31, 2000, we operated two commerce networks and an eBusiness Services division. The Network Commerce Consumer Network aggregated merchants and shoppers over a distributed network of Web sites, and the Network Commerce Business Network enabled businesses to engage in online activities and transactions with other businesses. The eBusiness services division provided consulting, custom commerce solutions, and integrated marketing services for businesses conducting commerce online. In January 2001, we restructured these groups into the Network Commerce Portal Services and the Network Commerce Infrastructure and Technology ("IT") groups and we shutdown the eBusiness Services division. The Portal Services group includes one-to-one marketing services and various online marketplaces focused on gaming and entertainment. The Network Commerce IT group includes domain name registration, hosting, commerce service, technology and licensing and other business services. As a result of this restructuring, we recognized approximately $64.9 million in restructuring and impairment charges for the year ended December 31, 2000. During the first quarter of 2001, our further restructuring efforts included the shut down of certain business units, including SpeedyClick, the sale of Ubarter Canada, and the lay off of 245 employees. As a result of this further restructuring, we recognized approximately $114.1 million of restructuring and impairment charges, in the three-months ended March 31, 2001.

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through June 2001. Consequently, we will require substantial additional funds to continue to operate our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our company.

Our condensed consolidated financial statements for the quarter ended March 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses of $177.6 million for the three-months ended March 31, 2001 and have accumulated deficits of $544.9 million as of March 31, 2001. The Company has continuously incurred net loss from operations and as of March 31, 2001 has working capital deficit of $21.7 million. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our plans to mitigate the risk of this uncertainty include, but are not limited to, the following:

     exploring strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     raising additional capital to fund continuing operations by private placements of equity and/or debt securities; and

     forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

Additional cost-cutting measures could include additional lay-offs and/or the closure of certain business units and facilities.

We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In May 1997, we launched the BuySoftware.com Network, a network of online sites that sold computer products. During 1998, we completed three acquisitions, including the acquisition of Media Assets, Inc., a direct marketing company, we launched ShopNow.com and we began offering merchants e-commerce enabling products and services. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. In June 1999, we ceased operation of the BuySoftware.com Network because we determined it was inconsistent with our evolving strategy. In May 2000, we changed our name to Network Commerce Inc. We consummated five acquisitions during 1999 and seven additional acquisitions during 2000. During the fourth quarter of 2000, we announced the lay off of 209 employees through staff reductions and from the closure of Media Assets, Inc., AXC Corporation, Cortix, Inc. and WebCentric, Inc. In addition, we initiated a restructuring plan to lower costs and improve profitability by shutdown of certain other business units, including ShopNow.com in January 2001, and SpeedyClick.com in March 2001, these restructuring efforts included the lay off of 145 and 100 employees, respectively.

Through December 31, 2000, we have derived substantially all of our revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

Revenues from the Network Commerce Consumer Network, which was a network of proprietary and affiliated Web sites including www.shopnow.com and licensed affiliates, the BottomDollar Network (including www.bottomdollar.com and licensed affiliates) and www.speedyclick.com were generated primarily from the sale of online marketing services, leads and orders, advertising and merchandising. Revenues from these agreements were recognized as the media or services were delivered to the merchants over the term of the agreements, which typically ranged from one to twelve months. We bore the full credit risk with respect to these sales. In certain circumstances, such as with the www.chaseshop.com portal, we offered products directly to shoppers. In these instances where we acted as merchant-of-record, we recorded as revenue the full sales price of the product sold and recorded the full cost of the product to us as cost of revenues; upon shipment of the product. Shipping charges billed to the customer were included in revenues, and the costs incurred by us to ship the product to the customer were included in cost of sales. In January 2001, to improve margins and to lower costs, we discontinued offering products directly to online shoppers. In March 2001, the Network Commerce Consumer Network was shutdown to further reduce costs.

Revenues  from the  Network  Commerce  Business  Network,  which is a network of proprietary and affiliated Web sites, including www.registrars.com, www.b2bnow.com, www.freemerchant.com, www.domainzero.com, www.ehost.com and www.ubarter.com, are derived primarily from providing domain registration, web-enablement services, commerce-enablement services, transaction processing, advertising and technology licensing to businesses. Revenues from registrars.com are derived from the sale of domain name registration fees, which are typically paid in full at the time of the sale and are recognized over the registration term, which typically ranges from one to three years. Revenues from b2bNow.com are generated primarily from the sale of advertising and merchandising products and services similar to those sold on the Network Commerce Consumer Network. Revenues from Ubarter.com are generated from transaction fees earned from member businesses that transact over the Ubarter exchange system as well as from products sold by Ubarter.com to other member merchants of the Ubarter exchange system. Revenues from services are generated principally through development fees, domain registration fees, hosting fees and sales and marketing services. These services can be purchased as a complete end-to-end suite of services or separately. We recognize revenues from the development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally range from two to twelve months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. We bear the full credit risk with respect to these sales. Contract costs include all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance.

Revenues are also generated from fees paid to us by businesses and merchants who license our technology; transaction processing, fraud prevention, and online payment gateways, as well as other e-commerce enabling technologies. Revenues include service fees, licensing fees, per-transaction fees and in certain cases monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with Statement of Position 97-2, "Software Revenue Recognition." Businesses and
merchants who utilize our payment processing technologies act as the merchant-of-record and bear the full credit risk on those sales of goods and services.

We recognize revenues from barter transactions when earned, and value barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever is more readily determinable. During the first quarter of 2001, we recognized approximately $1.4 million in revenues on such transactions.

We recognize revenues from sale of online marketing services, leads and orders, advertising and merchandising in which we receive equity in our customer. We value the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever is more readily determinable. We monitor these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that our investments in these early-stage technology companies will be realized. During the first quarter of 2001, we recognized approximately $205,000 in revenues on such equity transactions.

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

Acquisitions

In June 1999, we acquired GO Software, Inc. ("GO"). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. We paid GO shareholders $4.7 million in cash, issued a $1.0 million promissory note bearing interest at 10%, and issued 1,123,751 shares of common stock, valued at $8.54 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which are both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of our initial public offering completed in September 1999. In March 2001, we recognized an impairment charge of $1.8 million to write-down the carrying value to the approximate net realizable value. On May 14, 2001, pursuant to an Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001, the Company completed the sale of GO to Return on Investment Corporation ("ROI") through its wholly-owned subsidiary for $1.0 million in cash and $3.0 million in ROI common stock. As part of the merger transaction, ROI is required to file with the Securities Exchange Commission a registration statement to effect a registration of the common stock delivered to Network Commerce.

Also in June 1999, we acquired CardSecure, Inc. ("CardSecure") for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

On November 12, 1999, we acquired SpeedyClick, Corp. ("SpeedyClick"), a California corporation, for $55.6 million of cash, common stock and common stock options. SpeedyClick, a privately held company, maintained an Internet Web site that focused on entertainment and interactivity. In connection with this acquisition, we issued to the shareholders of SpeedyClick 3,799,237 shares of common stock valued at $13.31 per share. Options to purchase SpeedyClick common stock were assumed by us and converted into 157,527 options to purchase our common stock. We also paid cash consideration of $3.0 million to the owners of SpeedyClick. We accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 million was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, we decided to shut down the operations and wrote-off the remaining intangible assets of $37.2 million.

On December 3, 1999, we acquired Cortix, Inc. ("Cortix"), an Arizona corporation doing business as 20-20Consumer.com, for $14.4 million of cash and common stock. Cortix, a privately held company, provided comparison shopping services including online reviews and ratings for commerce-oriented businesses, merchants and products. In connection with this acquisition, we issued to the shareholders of Cortix 711,435 shares of common stock valued at $18.81 per share together with cash consideration of $1.0 million. We accounted for this transaction as a purchase. Of the $14.4 million in consideration paid, approximately $11.3 million was allocated to acquired technology, $1.6 million to customer lists and $1.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $9.1 million.

On December 17, 1999, we acquired WebCentric Inc. ("WebCentric"), a Kansas corporation doing business as bottomdollar.com, for $41.6 million of cash, common stock, and common stock options. WebCentric, a privately held company, developed e-commerce integration technology and applications, including a comparison shopping engine that allowed consumers to search and compare the products and services of several leading Internet merchants. In connection with this acquisition, we issued to the shareholders of WebCentric 2,161,904 shares of common stock valued at $16.89 per share together with approximately $1.4 million of cash. In addition, we issued replacement stock options to purchase an aggregate of 121,544 shares of our common stock to certain employees and owners of WebCentric. We accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately $31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $24.3 million.

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

On January 18, 2000, we acquired AXC Corporation ("AXC"), a Washington corporation, for approximately $17.9 million, consisting of $2.2 million in cash, $4.1 million in non-cash deferred tax liabilities assumed and $11.6 million in common stock and common stock options issued to AXC shareholders. AXC, a privately held company, provided e-commerce consulting services to businesses. In connection with this acquisition, we issued to the shareholders of AXC 540,296 shares of common stock valued at $17.60 per. In addition, we issued replacement stock options to purchase an aggregate of 72,089 shares of our common stock to certain employees and owners of AXC. We accounted for this transaction as a purchase. Of the $17.9 million in consideration paid, approximately $7.2 million was allocated to assembled workforce, $4.9 million to customer lists, $5.0 million to goodwill and $800,000 to working capital. These intangible assets were being amortized over a three-year life.

However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $14.2 million.

On April 11, 2000, we acquired FreeMerchant.com, Inc. ("FreeMerchant"), a Delaware corporation, for approximately $38.1 million, consisting of $2.0 million in cash, $10.0 million in non-cash deferred tax liabilities assumed, $500,000 of debt assumed and $25.6 million in common stock and common stock options issued to FreeMerchant stockholders. FreeMerchant, a privately held company, has developed online store-builder technology for small- to medium-sized merchants who seek a low-cost entry point to e-commerce, and provides hosting services to those merchants. In connection with this acquisition, we issued to the shareholders of FreeMerchant 2,573,723 shares of common stock, valued at $8.80 per share. In addition, we issued options to purchase 293,596 shares of common stock to certain FreeMerchant stockholders and employees. We accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. These intangible assets are being amortized over a three-year life. In March 2001, we recognized an impairment charge of $22.4 million to write-down the carrying value to the approximate net realizable value.

On June 2, 2000, we acquired Ubarter.com Inc ("Ubarter"), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, consisting of $875,000 in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 of net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and us, and $40.8 million in common stock and common stock warrants issued to Ubarter stockholders and creditors. Ubarter, a publicly traded company, is a business-to-business e-commerce enterprise, which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. In connection with this acquisition, we issued to the stockholders and creditors of Ubarter a total of 2,682,871 shares of common stock valued at approximately $15.10 per share. In addition, we issued warrants to purchase 51,842 shares of common stock to certain Ubarter stockholders, employees and creditors. We accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets are being amortized over a three-year life. Early in the fourth quarter 2000, we launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision in our original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets including goodwill was $51.6 million. Based on recent comparable sales of other barter exchange systems, we determined the fair value of Ubarter.com to be approximately $5 million. As a result, we recognized an impairment charge of $46.6 million in December 2000. In February 2001, the Company sold the Canadian-based operations of Ubarter and recognized a loss of $2.3 million. In March 2001, we recognized an impairment charge of $4.2 million to write-down the carrying value to the approximate net realizable value.

On August 24, 2000, we acquired Ivebeengood.com, d.b.a. UberWorks ("UberWorks"), a wholly owned subsidiary of Trilogy, Inc. ("Trilogy"), for approximately $22.8 million, consisting of $2.4 million accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to Trilogy and UberWorks employees. UberWorks was a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. In connection with this acquisition, we issued to the shareholders of UberWorks a total of 2,601,562 shares of common stock valued at approximately $6.13 per share. Of the total, 913,459 are being held back by us to be subsequently released based on time vesting and on certain performance criteria yet to be achieved. In addition, we issued a warrant to Trilogy, with a strike price of $0.000001 per share, to purchase additional shares of our common stock if on the one-year anniversary date of the acquisition; the shares issued to Trilogy are not worth at least $13.1 million. The maximum number of additional shares that Trilogy can purchase under the terms of the warrant is 2.6 million. To the extent that the shares have a fair market value that exceeds $13.1 million on the one-year anniversary date, the warrant is cancelled and Trilogy must forfeit the number of shares that would be required to bring their fair value down to $13.1 million, limited to a maximum of 1.3 million shares. We also issued options to purchase 248,162 shares of common stock to certain UberWorks employees. We accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, we decided to abandon the technology wrote-off the remaining intangible assets of approximately $16.6 million.

On December 8, 2000, we acquired ePackets.Net, Inc. ("ePackets") for approximately $270,000, consisting of $150,000 in cash, $37,000 in common stock and common stock options and $83,000 in net liabilities assumed. ePackets provided permission-based one-to-one email solutions. In connection with this acquisition, we issued to the shareholders of ePackets a total of 33,324 shares of common stock. We accounted for this transaction as a purchase. The consideration paid was allocated to acquired technology and was being amortized over a three-year life. However, in March 2001, we decided to shut down the operations and wrote-off the remaining intangible assets of $255,000.

On December 22, 2000, we acquired Internet Domain Registrars Corporation ("IDR"), for approximately $23.6 million, consisting of $750,000 in cash, $6.1 million in non-cash deferred tax liabilities assumed, $5.7 million in common stock and $11.1 million in net liabilities assumed. IDR is a domain name infrastructure company, which owns and operates the www.registrars.com Web site. In connection with this acquisition, we issued to the shareholders of IDR a total of 7,650,000 shares of common stock, of which 1,000,000 were placed in escrow for indemnification purposes. In addition, 3,281,000 shares were issued and placed in escrow to be released to the former shareholders and certain employees of IDR upon the achievement of established future revenue targets over an eighteen month period, and 219,000 shares were issued to employees of IDR who continued to be employed by IDR after the acquisition. Finally, 600,000 shares of our common stock were issued at the closing to certain other persons in connection with the settlement of potential claims against IDR and as consideration of services rendered to IDR in connection with the acquisition. The closing price of our common stock on December 22, 2000 was $0.69 per share. We accounted for this transaction as a purchase. Of the $23.6 million of consideration paid, approximately $10.5 million was allocated to proprietary concept, $874,000 to domain name, $3.5 million to customer lists, $874,000 to assembled workforce and $7.8 million to goodwill. These intangible assets are being amortized over a three-year life. In March 2001, we recognized an impairment charge of $17.6 million to write-down the remaining carrying value to the approximate net realizable value.

Results of Operations

Revenues. Total revenues for the three-month period ended March 31, 2001 were $10.1 million compared to $18.7 million for the comparable period in 2000. The decrease was due primarily to the shutdown of ShopNow.com, the elimination of product sales, and the sale of Ubarter Canada. Revenue during the first quarter from continuing business units was $6.6 million compared to $1.6 million during the comparable period in 2000. Internet Domain Registrars, acquired on December 22, 2000, provided revenues of $3.1 million in the first quarter.

Cost of Revenues. The cost of revenues for the three-month period ended March 31, 2001, were $2.3 million compared to $10.4 million for the comparable period in 2000. The decrease in our cost of revenues was directly attributable to the decrease in revenues during the same period and due to the shutdown of ShopNow.com, the elimination of product sales, and the sale of Ubarter Canada, which were all low profit margin operations.

Gross Profit. Gross profit for the three-month period ended March 31, 2001, was $7.8 million compared to $8.3 million for the comparable period in 2000. As a percent of revenues, our gross margins were 77.1% compared to 44.4% for the comparable period in 2000. This increase in gross profit percentage was due primarily to the shutdown of ShopNow.com, the elimination of product sales, and the sale of Ubarter Canada, which were all low profit margin operations.

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the three-month period ended March 31, 2001 were $17.3 million compared to $22.1 million of the comparable period in 2000. The decrease was due primarily to elimination of nationwide television, radio and print advertising during the first quarter 2001, as well as we no longer purchased traffic for our Consumer Network.

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the three-month periods ended March 31, 2001 were $4.3 million compared to $3.2 million for the comparable period in 2000. The increase was due primarily to an increase in personnel and related costs.

Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the three-month period ended March 31, 2001 were $5.3 million compared to $4.2 million for the comparable period in 2000.

Amortization of Intangible Assets. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three-month period ended March 31, 2001 was $18.3 million compared to $13.5 million for the comparable period in 2000. This increase was due primarily to the increase in intangible assets and related amortization expenses from business acquisitions completed during 2000 described above. Intangible assets acquired in business combinations are amortized over a three-year period.

Stock-Based Compensation. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Stock-based compensation expense for the three-month period ended March 31, 2001 was $260,000 compared to $1.9 million for the comparable period in 2000. The amount of deferred compensation resulting from these grants is generally amortized over a one- to three-year vesting period. As of March 31, 2001, we have recognized $7.1 million of deferred compensation to be amortized over future periods

Restructuring and other impairment charges. Restructuring and impairment charge consists primarily of $57.6 million of write-off of impaired goodwill and intangible assets, $12.8 million of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to previously acquired businesses that were shut down, and $580,000 relating to severance and related benefits for terminated employees. There was no such charge for the comparable period last year.

Impairment of certain long-lived assets. As part of the restructuring, we determined that goodwill and intangibles assets associated with acquired businesses had a carrying value in excess of the potential sales value of the business units. As a result, we recognized an impairment charge of $43.1 million.

Unusual item - settlement of claim. In April 2001, the Company settled potential claims held by Mr. Dwayne Walker, the Company's Chairman and Chief Executive Officer, against the Company arising from the withdrawal of Mr. Walker's shares of the Company's common stock from the Company's secondary public offering completed in February 2000. There were not such settlements in the comparable period of 2000.

(Loss) gain on sale of investments. Loss on sale of marketable equity securities for the three-month period ended March 31, 2001 was $150,000 compared to $1.1 million gain for the comparable period in 2000.

Interest Income. Interest income is earned on our cash and cash equivalents and short-term investments. Interest income for the three-month period ended March 31, 2001 was $557,000 compared to interest income of $1.3 million for the comparable period in 2000.

Interest Expense. Interest expense is incurred on our outstanding debt obligations and the accretion of convertible promissory note. Interest expense for the three-month period ended March 31, 2001 was $2.9 million compared to $441,000 for the comparable period in 2000. Interest expense increased for the three-month period ended March 31, 2000 due to the accretion of the convertible promissory note.

Impairment of Cost-Basis Investments. During the first quarter of 2001, we determined that certain of our cost-basis investments were permanently impaired to between 50% and 100% of their historical values. As a result, we recognized an impairment charge of $18.8 million during the three-month period ended March 31, 2001. There were no such charges for the comparable period in 2000.

Income Tax Benefit. The income tax benefit resulted principally from reductions of deferred tax liabilities created as a result of business combinations. There was no income tax benefit for the three-month period ended March 31, 2001 compared to $11.9 million for the comparable period in 2000. If we continue to consummate additional business combinations that result in the recognition of deferred taxes, we may experience additional deferred tax benefits. We have not paid nor have we received refunds for federal income taxes and we do not expect to pay income taxes or receive income tax refunds in the foreseeable future.

Net Loss. Net loss for the three-month period ended March 31, 2001 was $177.6 million compared to $22.8 million for the comparable period in 2000. This increase was due primarily to impairment charges related to cost-basis investments and intangible assets and restructuring charges related to closure of business units. We expect to incur additional net losses in 2001.

Liquidity and Capital Resources

Since inception, we have experienced net losses and negative cash flows from operations. As of March 31, 2001, we had an accumulated deficit of $544.9 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through March 31, 2001, our aggregate net proceeds have been $272.1 million from issuing equity securities and $52.3 million from issuing debt securities. As of March 31, 2001, we had $26.3 million in cash, cash equivalents and short-term investments, of which $13.7 million of such amounts is characterized as restricted cash to secure our obligations under certain letters of credit.

Net cash used in operating activities was $21.7 million for the three-month period ended March 31, 2001, compared to $21.7 million for the same period in 2000.

Net cash provided by investing activities was $32.8 million for the three-month period ended March 31, 2001, compared to net cash used in investing activities of $77.9 million for the same period in 2000. The change was due primarily to no purchases of short-term investments in the three-month period ended March 31, 2001, compared to the purchases of $104.8 million for the same period in 2000, the decrease in the sales of short-term investments for the three-month period ended March 31, 2001 of $32.7 million, compared to $49.7 million for the same period in 2000, the decrease in purchases of property and equipment of $35,000 for the three-month period ended March 31, 2001, compared to $6.5 million for the same period in 2000, the decrease in investments in equity and debt securities and other assets of $2,000 for the three-month period ended March 31, 2001, compared to $10.5 million for the same period in 2000, and the decrease in acquisition of businesses of nil for the three-month period ended March 31, 2001, compared to $5.8 million for the same period in 2000.

Net cash used in financing activities was $2.2 million for the three-month period ended March 31, 2001, compared to cash provided by financing activities of $106.3 million for the same period in 2000. The change was due primarily to the closing of our public offering on February 18, 2000 of 7,913,607 shares of common stock at $14.50 per share, which resulted in proceeds to us net of underwriters' fees and commissions of $108.7 million.

In March 1999, we entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (the "term loan"), a $4.0 million bridge loan (the "bridge loan") and a line of credit of up to $2.5 million. The term loan bears interest at 12%, is secured by a letter of credit and matures in March 2002. The term loan balance was $1.4 million as of March 31, 2001. The outstanding credit line and bridge loan balances were both $0 as of March 31, 2001.

On May 19, 2000, we entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. The credit agreement is secured by substantially all of our assets and had an outstanding balance of $9.1 million at March 31, 2001. The outstanding commitments bear interest at an annual rate equal to the prime lending rate plus one and one-half percent. Outstanding commitments under the agreement are required to be repaid under specific schedules, with all commitments to be repaid no later than November 18, 2003. The credit agreement requires us to maintain certain financial ratios and places limitations on certain financing and investing activities. The credit agreement also contains other customary conditions and events of default that, in the event of noncompliance by us, would prevent any further borrowings and would generally require the repayment of any outstanding commitments under the credit agreement. On April 2, 2001, we repaid the obligation under this credit agreement, which had a balance of $9.1 million as of March 31, 2001. The obligation was repaid with the cash that was restricted for this purpose.

On September 29, 2000, we sold $20.0 million of convertible notes and warrants to Capital Ventures International ("CVI"), a private institution. The notes have a one-year term and bear interest at an annual rate of six percent. The original conversion price for the notes was 95% of the average closing bid price of our common stock during a 20-day trading period prior to the conversion date (which automatically occurs upon the effectiveness of a registration statement filed with the Securities and Exchange Commission), subject to a maximum conversion price of the lower of our common stock's closing bid price the day prior to closing or $7.50 per share. On October 26, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on December 4, 2000. Also at closing, we issued warrants to purchase 4,050,633 shares of our common stock to the private institution at an exercise price of $10.37 per share. The warrants are immediately exercisable and expire five years from closing. Immediately after the effective date, $5.0 million of the notes were converted into common stock. The terms of the notes were also amended such that the conversion price was set at $1.68 per share. The delisting of our common stock from the Nasdaq National Market is an event of default under the terms of the notes. Upon default, we are obligated to repay part of the purchase price of the notes and to make penalty payments to CVI.

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

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through June 2001. Consequently, we will require substantial additional funds to continue to operate our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, which we may not be able to obtain. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our Company. Our future capital requirements depend upon many factors, including, but not limited to:

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

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards that require derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value. The statement requires that changes in the derivative's fair value be recognized currently in operations unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statements of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting. Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at a company's election, before January 1, 1999). The impact of adopting SFAS No. 133 is not material on our financial statements. However, the statement could increase volatility in our consolidated statements of operations and other comprehensive income.

Additional Factors That May Affect Future Results

You should carefully consider the risks described below and the other information in this quarterly report. While we have attempted to identify the primary known risks that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information in this quarterly report, including the consolidated financial statements and related notes and the risks discussed in the "Factors Affecting Our Operating Results, Business and Stock Price" section included in our December 31, 2001 10-K filed on April 17, 2000 with the Securities and Exchange Commission, as amended by Form 10-K/A filed on April 30, 2001.

WE WILL NEED ADDITIONAL FINANCING AND WE HAVE RECEIVED A "GOING CONCERN" OPINION FROM OUR ACCOUNTANTS

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through June 2001. Consequently, we will require substantial additional funds to continue our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, which we may not be able to obtain. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our Company.

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

FAILURE TO RESTRUCTURE OUR PAYMENTS TO OUR CREDITORS COULD RESULT IN OUR BANKRUPTCY

We are receiving increasing pressure for payments from trade creditors and are seeking to restructure the payment terms; however, there is no assurance that we will be able to do this. If we are unable to reach agreement with certain trade creditors regarding the restructuring of payment terms, our creditors may seek to file a petition in bankruptcy against us, or we may need to seek protection of the bankruptcy court. Even if we are successful in restructuring our obligations, we will need additional capital to avoid bankruptcy.

IF WE FAIL TO REMAIN IN COMPLIANCE WITH TERMS OF OUR CONVERTIBLE NOTES OUR ABILITY TO CONTINUE AS A GOING CONCERN WILL BE CHALLENGED

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

     failure to maintain a board with an adequate number of independent members; and

     failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

Our common stock has been trading below the $1 minimum bid requirement, which could lead to Nasdaq's initiation of delisting procedures at any time. Furthermore, as of April 17, 2001, we have only two independent directors, both of whom are members of the audit committee. Our failure to maintain a sufficient number of independent directors on the board of directors to satisfy Nasdaq's audit committee requirements could also lead to Nasdaq's initiation of delisting procedures.

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

Several of our board members have resigned. Our board currently has two independent members and one management member. There can be no assurances that there will not be additional resignations or that suitable replacement board members can be found.

WE HAVE A HISTORY OF LOSSES

We incurred net losses of $24.7 million for the year ended December 31, 1998, $75.9 million for the year ended December 31, 1999, $262.0 million for the year ended December 31, 2000 and $177.6 million for the three-months ended March 31, 2001. At March 31, 2001, we had an accumulated deficit of $544.9 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development. As a result, we must generate significant revenues to achieve and maintain profitability. There can be no assurance that we will ever become profitable on an annual basis. We expect that our sales and marketing research and development and general and administrative expenses will decrease in absolute dollars but may increase as a percentage of revenues.

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

IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID CHANGE OF OUR OPERATIONS OUR BUSINESS WILL SUFFER

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are diversifying and changing the scope of our operations. While our operations have been changing, we have reduced our overall number of employees from 620 in October 2000 to 220 in May 2001. These changes in our business plan and reduction in personnel have placed, and will continue to place, a significant strain on our management systems, infrastructure and resources. Simultaneously, the reduction in our workforce may make it more difficult to execute and implement our business plan. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to adapt to any of the foregoing areas efficiently and effectively could cause our business to suffer.

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

To successfully market and sell our products and services we must: o become recognized as a leading provider of technology infrastructure and services;

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

     fewer businesses and merchants relying upon our enabling solutions or using our technology infrastructure products and services;

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

WE DEPEND ON OUR KEY PERSONNEL FOR SUCCESSFUL OPERATION OF OUR BUSINESS

Our success depends on the skills, experience and performance of our senior management and other key personnel. Our key personnel include Dwayne Walker, our Chairman and Chief Executive Officer, Randy Cerf, our Executive Vice President and Chief Financial Officer, Ganapathy Krishnan, Ph.D., Executive Vice President and Chief Technology Officer, Anne-Marie Savage, Executive Vice President, One-to-One Marketing, Jennifer Rogers, Senior Vice President, Commerce Group, Sanjay Arnad, Chief Information Officer, Stephen D. Smith, Vice President of Finance and Tony Abruzzio, General Manager of Go Software, Inc. All key personnel listed above have employment agreements with Network Commerce. Many of our executive officers have joined us within the past three years. If we do not quickly and efficiently integrate these new personnel into our management and culture, our business could suffer. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer. Our current financial situation may make it more difficult to retain kay employees.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On October 6, 2000, Mall.com, Inc. filed suit against the Company in the District Court of Travis County, Texas which was removed by the Company to the United States District Court for the Western District of Texas. The suit was based on a contract between Mall.com, Inc. and IveBeenGood.com, Inc. which the Company acquired on August 24, 2000. The suit alleged that IveBeenGood.com, Inc. breached the contract, breached a warranty given to Mall.com, Inc. and committed fraud and negligent misrepresentation. The claims asserted by Mall.com, Inc. were acquired by Mall Acquisition Corp. On May 7, 2001, the Company, Mall.com, Inc. and Mall Acquisition Corp. entered into a Compromise and Settlement Agreement and Mutual General Release. Pursuant to the settlement agreement, the Company paid Mall Acquisition Corp. the sum of $67,500, and Mall.com, Inc. and Mall Acquisition Corp. assigned to the Company any claims they may have against Trilogy, Inc., a former shareholder of IveBeenGood.com, Inc. The parties also agreed to approve a final judgment of dismissal that will refer to the Compromise and Settlement Agreement.

On May 10, 2001, a shareholder filed a lawsuit in the United States District Court in Seattle, Washington against the Company and its chairman and chief executive officer alleging violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Sections 10(b), 15 and 20(a) of the Securities Exchange Act of 1934. The lawsuit is styled Jan Sherman, on behalf of herself and all others similarly situated, v. Dwayne M. Walker and Network Commerce Inc., Case Number: C01-0675. The lawsuit seeks unspecified damages and certification of a class consisting of purchasers of the Company's common stock during the period from September 28, 1999 through April 16, 2001. The Company is investigating the allegations and intends to vigorously defend this action. Nevertheless, an unfavorable resolution of this lawsuit could have a material adverse effect on the Company in one or more future periods.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Between January 1, 2001 and March 31, 2001, we did not issue or sell unregistered securities.

Between January 1, 2001 and March 31, 2001, we issued 642,636 shares of common stock in conjunction with the exercise of options granted under our stock option plans. The options granted under the stock option plan were issued to our officers, employees and consultants at exercise prices ranging from $1.20 to $0.09. No options were granted outside of our stock option plans. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Rule 701 promulgated under the Securities Act of 1933. Where Rule 701 was not available, the securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.]

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number         Description
3.1***          Amended and Restated Articles of Incorporation of the registrant.
3.2***          Amended and Restated Bylaws of the registrant.
4.1***          Second Amended and Restated Registration Rights Agreement dated as of November 30, 1998
4.2***          Amendment No. 1 to Second Amended and Restated Registration Rights Agreement dated as of June 15, 1999.
4.3***          Amendment No. 2 to Second Amended and Restated Registration Rights Agreement dated as of June 16, 1999.
10.1*           Amendment to Employment Agreement of Dr. Ganapathy Krishman dated February 28, 2001.
10.2*           Amendment to Employement Agreement of Joe Arciniega dated March 6, 2001.
10.3*           Amended and Restated Offer of Employment for Randy Cerf dated March 19, 2001.
10.4*           First Amendment to Credit Agreement and Limited Waiver dated January 23, 2001.
10.5*           Second Amendment to Credit Agreement dated March 22, 2001.
10.7***         Amended and Restated 1999 Employee Stock Purchase Plan and form of agreement thereunder.
10.8***         Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan and form of agreements thereunder.
10.10***        Employment Agreement effective as of July 1, 1999, between Dwayne M. Walker and the registrant.
10.11**         Promissory Note, dated May 26, 2000 from Dwayne Walker to registrant.
10.12**         Promissory Note, dated June 1, 2000 from Dwayne Walker to registrant.
10.13**         Promissory Note, dated September 19, 2000 from Dwayne Walker to registrant.
10.14**         Promissory Note, dated October 25, 2000 from Dwayne Walker to registrant.
10.15**         Promissory Note, dated November 16, 2000 from Dwayne Walker to registrant.

----------
   *     Filed herewith
   **    Incorporated by reference to the Annual Report filed on Form 10-K on April 17, 2001, as amended by Form 10-K/A filed on April 30, 2001.
   ***   Incorporated by reference to the Registration Statement on Form S-1
          (No. 333-80981) filed by the registrant on September 28, 1999, as amended.


(b)      Reports on Form 8-K

                FORM 8-K dated January 4, 2001

                FORM 8-K dated January 24, 2001

                FORM 8-K dated February 2, 2001

                FORM 8-K dated April 4, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NETWORK COMMERCE INC.



Date:  May 15, 2001
                                        By:     /s/ Dwayne M. Walker
                                            -----------------------------------
                                          Dwayne M. Walker
                                          Chief Executive Officer

                                       By:      /s/ Randy Cerf
                                           ------------------------------------
                                          Randy Cerf
                                          Chief Financial Officer