Form 10-Q
period 2001-06-30
NETWORK COMMERCE INC
filed 2001-08-09
CIK 1087879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001,

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


As of July 27, 2001, there were 5,447,012 shares outstanding of the Registrant's common stock.

                              Network Commerce Inc.

                                    Form 10-Q

                                      Index

                                                                                                        PAGE
PART I            FINANCIAL INFORMATION

ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001
                     and December 31, 2000..............................................................     4
                  Condensed Consolidated Statements of Operations for the three- and six-month
                     periods ended June 30, 2001 and 2000 ..............................................     5
                  Condensed Consolidated Statements of Cash Flows for the six-month
                     periods ended June 30, 2001 and 2000...............................................     6
                  Notes to Condensed Consolidated Financial Statements..................................     7

ITEM 2:           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................    19

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    40


PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    41

ITEM 2:           Changes in Securities and Use of Proceeds.............................................    41

ITEM 3:           Defaults Upon Senior Securities.......................................................    42

ITEM 4:           Submission of Matters to a Vote of Security Holders...................................    42

ITEM 5:           Other Information.....................................................................    42

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    42


SIGNATURES        ......................................................................................    42

EXHIBITS          ......................................................................................    43


                         PART I. FINANCIAL INFORMATION

ITEM 1.

                              Network Commerce Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                              June 30          December 31
                                                                                                2001             2000
                                          ASSETS

    Current assets:
       Cash and cash equivalents                                                                 $5,535         $11,715
       Restricted cash                                                                              442          16,599
       Short-term investments                                                                     2,755          21,592
       Marketable equity securities                                                               3,839             431
       Accounts receivable, less allowance for bad debts of $3,112 and $1,195                     2,611          19,658
                               Notes receivable from employees                                        -           2,900
       Prepaid expenses and other current assets                                                  3,158          11,363
                                                                                               --------       ---------
        Total current assets                                                                     18,340          84,258
    Property and equipment, net                                                                  10,145          22,580
    Goodwill and intangible assets, net                                                           6,428         135,628
    Cost-basis investments                                                                       10,826          29,481
    Other assets, net                                                                             1,105           5,773
                                                                                               --------       ---------
        Total assets                                                                            $46,844        $277,720
                                                                                               ========       =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
       Accounts payable                                                                          $2,058         $18,933
       Accrued liabilities and other liabilities                                                  4,269          21,502
       Current portion of notes and leases payable and line of credit                            11,830          24,797
       Deferred revenues                                                                            584          11,338
                                                                                               --------       ---------
        Total current liabilities                                                                18,741          76,570
    Notes and leases payable, less current portion                                                  410           1,741
    Deferred revenues                                                                                 -           3,703
                                                                                               --------       ---------
        Total liabilities                                                                        19,151          82,014
                                                                                               ========       =========
    Commitments
    Shareholders' equity:
       Convertible preferred stock, $0001 par value:authorized shares - 5,000,000;
       none issued and outstanding                                                                    -               -
       Common stock, $0001 par value:authorized shares - 13,333,334; issued and outstanding shares - 5,436,432 at June 30, 2001 and 5,214,838
        at December 31, 2000                                                                    557,212         555,175
                                  Subscriptions receivable                                         (63)         (2,421)
       Common stock warrants                                                                     18,172          18,172
       Deferred compensation                                                                    (5,187)         (7,758)
       Accumulated other comprehensive loss                                                         707           (130)
       Accumulated deficit                                                                    (543,148)       (367,332)
                                                                                               --------       ---------
        Total shareholders' equity                                                               27,693         195,706
                                                                                               --------       ---------
        Total liabilities and shareholders' equity                                              $46,844        $277,720
                                                                                               ========       =========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                  For the Three Months Ended           For the Six Months Ended
                                                                           June 30,                            June 30,
                                                                  ---------------------------          -------------------------
                                                                    2001              2000              2001              2000
                                                                  ---------       -----------          ----------      ---------

Revenues                                                           $   6,280         $  26,921         $  16,388     $ 45,603
Cost of revenues                                                       1,932            12,839             4,248       23,232
                                                                   -----------       -----------       -----------   ----------
     Gross profit                                                      4,348            14,082            12,140       22,371
                                                                   -----------       -----------       -----------   ----------
Operating expenses:
     Sales and marketing                                               6,788            24,032            24,079       46,132
     Research and development                                          2,126             5,195             7,394        9,410
     General and administrative                                        2,874             3,361             7,157        6,594
     Amortization of intangible assets                                 5,042            18,300            23,339       31,792
     Stock-based compensation                                          1,007             1,286             1,267        3,142
     Restructuring and other impairment charges                       (8,915)                -            62,073            -
     Impairment of certain long-lived assets                               -                 -            43,136            -
     Unusual item - settlement of claim                                    -                 -             4,559            -
                                                                  -----------       -----------       -----------   ----------
      Total operating expenses                                         8,922            52,174           173,004       97,070
                                                                  -----------       -----------       -----------   ----------
      Income (Loss) from operations                                   (4,574)          (38,092)         (160,864)     (74,699)
                                                                  -----------       -----------       -----------   ----------
Nonoperating (expense) income:
     (Loss) gain on sale of marketable equity securities                   -               293               (150)       1,379
     Interest income                                                      66             1,570                623        2,865
     Interest expense                                                 (2,658)             (460)            (5,540)        (901)
     Other                                                               (15)              (28)               (39)         (49)
     Impairment of cost-basis investments                                  -                 -           (18,820)            -
                                                                  -----------       -----------       -----------   ----------
     Total nonoperating (expense) income, net                         (2,607)             1,375           (23,926)       3,294
                                                                  -----------       -----------       -----------   ----------
     Income (Loss) before income tax benefit and
     extraordinary gain                                               (7,181)          (36,717)          (184,790)     (71,405)
Income tax benefit                                                         -            11,634                 -        23,550
                                                                  -----------       -----------       -----------   ----------
     Loss before extraordinary gain                                   (7,181)          (25,083)          (184,790)     (47,855)
Extraordinary gain                                                     8,974                 -             8,974            -
                                                                  -----------       -----------       -----------   ----------
      Net income (loss)                                           $    1,793        $   (25,083)      $  (175,816)  $  (47,855)
                                                                  ===========       ===========       ===========   ==========

Basic income (loss) per share:
      Income (Loss) before extraordinary gain                     $    (1.45)       $     (6.69)      $    (37.63)  $   (12.94)
      Extraordinary gain                                                1.82                 -               1.83            -
                                                                  -----------       -----------       -----------   ----------
      Basic income (loss) per share                               $     0.36        $     (6.69)      $   (3580)    $   (12.94)
                                                                  ===========       ===========       ===========   ==========

Weighted average shares outstanding used to
     compute basic net income (loss) per share                    $4,937,404        $3,748,087        $4,910,967    $3,699,168
                                                                  ===========       ===========       ===========   ==========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                               For the months ended
                                                                                                       June 30
                                                                                             ---------------------------
                                                                                               2001             2000
                                                                                             ----------        ----------
Operating activities:
      Net loss                                                                               $(175,816)        $(47,855)
      Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                           28,285           36,910
         Accretion of promissory note payable                                                     4,296                -
         Provision for bad debts                                                                  2,282                -
         Amortization of deferred compensation                                                    1,267            3,142
         Restructuring and impairment charges                                                    67,238                -
         Impairment of certain long-lived assets                                                 43,136                -
         Impairment of marketable equity securities and investments                              18,820                -
         Extraordinary gain on settlements with vendors                                         (8,974)                -
         Unusual item - settlement of claim                                                       4,559                -
         Non-cash consideration received                                                              -          (2,141)
         Realized loss from sale of marketable equity securities                                    150                -
         Deferred income tax benefit                                                                  -         (23,550)
         Changes in operating assets and liabilities, excluding effects of acquired businesses-
          Accounts receivable                                                                    11,591          (9,799)
          Prepaid expenses and other current assets                                               1,494          (4,978)
          Other assets                                                                             (85)                -
          Accounts payable and accrued liabilities                                             (24,175)            3,537
          Deferred revenue                                                                      (2,126)            1,004
                                                                                              ---------        ---------
          Net cash used in operating activities                                                (28,058)         (43,730)
                                                                                              ---------        ---------
Investing activities:
      Purchases of short-term investments                                                             -        (109,317)
      Sales of short-term investments                                                            35,567           84,871
      Proceeds from sale of investments                                                             848              103
      Purchases of property and equipment                                                          (35)         (12,846)
      Investments in equity and debt securities and other assets                                    (3)         (14,327)
      Acquisition of businesses, net of cash acquired of $- in 2001 and $392 in 2000                  -         (17,691)
                                                                                              ---------        ---------
          Net cash provided by (used in) investing activities                                    36,377         (69,207)
                                                                                              ---------        ---------
Financing activities:
      Borrowings on line of credit, net of loan fees paid                                             -            6,011
      Payments on line of credit                                                               (10,147)                -
      Payments on long-term debt                                                                (3,918)          (5,953)
      Proceeds from sale of common stock and exercise of stock options                                5          110,424
      Proceeds from collection of subscription receivable                                             3                -
                                                                                              ---------        ---------
          Net cash (used in) provided by financing activities                                  (14,057)          110,482
                                                                                              ---------        ---------
Net decrease in cash and cash equivalents                                                       (5,738)          (2,455)
Cash and cash equivalents at beginning of period                                                 11,715           10,660
                                                                                              ---------        ---------
Cash and cash equivalents at end of period                                                    $   5,977        $   8,205
                                                                                              =========        =========
Supplementary disclosure of cash flow information:
      Cash paid during the period for interest                                                $     644        $     799
                                                                                              =========        =========
      Cash paid during the period for income taxes                                            $       -        $       -
                                                                                              =========        =========
      Non-cash investing and financing activities:
         Common stock, options and warrants issued and liabilities assumed
           as part of business and technology acquisitions                                    $       -        $ 118,255
                                                                                              =========        =========
         Assets acquired under capital leases                                                 $     160        $     214
                                                                                              =========        =========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.


                              Network Commerce Inc.

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Organization and Background:

The Company

Network Commerce Inc. (the Company), a Washington corporation, is a technology infrastructure and services company. The Company provides a comprehensive technology and business services platform solution that includes domain registration, hosting, commerce and online marketing services. The Company's headquarters are located in Seattle, Washington.

Through December 31, 2000, the Company operated two commerce networks, known as the Network Commerce Consumer Network, which aggregated merchants and shoppers over a distributed network of Web sites, and the Network Commerce Business Network, which was designed to enable businesses to engage in online activities and transactions with other businesses and an eBusiness Services division, which provided consulting, custom commerce solutions, and integrated marketing services for businesses conducting commerce online.

In January 2001, the Company restructured these groups into the Online Marketing Services and the Commerce and Business Services groups and shutdown the eBusiness Services division. The Online Marketing Services group includes online marketing services and various online marketplaces focused on gaming and entertainment. The gaming and entertainment online marketplaces were closed in March 2001. The Commerce and Business Services group includes domain registration, hosting, and other business services. As a result of this restructuring, certain of the Company's previous business units and offerings were shut down. The restructuring efforts through June 2001 have resulted in the shutdown of SpeedyClick.com and the sale of Ubarter, which were components of Online Marketing Services, and the sales of GO Software and Internet Domain Registrars, which were components of the Commerce and Business Services. The Company's current focus is domain registration, hosting, commerce and online marketing services as well as licensing certain of its software patents.

The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key management personnel, on successful development and marketing of its products and services, and the continued acceptance of the Internet. Additional risks include competition from substitute products and services from companies with greater financial, technical, management and marketing resources and risks associated with recent closures of business units. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may or may not be readily available.

Going Concern

The Company's condensed consolidated financial statements for the six months ended June 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $175.8 million for the six-month period ended June 30, 2001 and has accumulated deficits of $543.1 million as of June 30, 2001. The Company has continuously incurred net losses from operations and, as of June 30, 2001, has a working capital deficit of $401,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its cash reserves and cash flows from operations will be adequate to fund its operations through September 2001. Consequently, the Company will require substantial additional funds to continue to operate its business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to the Company on favorable terms or at all. If additional financing is not available, the Company may need to change its business plan, sell or merge its business, or file a petition in bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

The Company's plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:

     engaging a financial advisor to explore strategic  alternatives,  which may
     include  a  merger,   additional   asset  sales,   or  another   comparable
     transaction;

     raising additional capital to fund continuing operations by private placements of equity and/or debt securities, or through the establishment of other funding facilities; and

     forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

Additional cost-cutting measures could include additional lay-offs and/or the closure of certain business units.

Public Offerings

Effective June 18, 2001, the Company completed a 1-for-15 reverse split of the Company's outstanding common stock. All common stock share and per share amounts have been adjusted to reflect the reverse split.

On October 4, 1999, the Company closed its initial public offering (IPO) of 483,334 shares of common stock at $180.00 per share, for proceeds net of underwriters' fees and commissions of $80.9 million. At closing, all of the Company's issued and outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis. On November 2, 1999, the underwriters of the IPO exercised their over-allotment option and sold an additional 72,500 shares at $180.00 per share, for proceeds net of underwriters' fees and commissions of $12.1 million. The combined net proceeds to the Company, less additional offering costs of approximately $1.9 million, were $91.1 million. In addition, a $1.0 million promissory note in connection with the Company's acquisition of GO Software, Inc. (GO) and a $4.0 million bridge loan with a financial institution plus accrued interest were repaid.

On February 18, 2000, the Company closed a supplemental public offering (SPO) of 527,574 shares of common stock at $217.50 per share, for proceeds net of underwriters' fees and commissions of $108.7 million. Offering costs incurred by the Company relating to the SPO were approximately $700,000.

Note 2. Summary of Significant Accounting Policies:

Unaudited Interim Financial Data

The condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K as filed with the Securities and Exchange Commission on April 17, 2001, as amended by Form 10-K/A on April 30, 2001. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

Since restructuring in January 2001, the Company derives revenues primarily from the sale of online marketing services within its Online Marketing Services Group and domain registration, hosting and commerce services within its Commerce and Business Services Group. Revenues from online marketing services are recognized as the services are deliver to the merchants over the term of the agreement, which typically range from one to twelve months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues. Revenues from hosting and commerce services are recognized over the term of the agreements, which are generally twelve months.

Through December 31, 2000, the Company derived substantially all of its revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

Revenues from the Network Commerce Consumer Network were generated primarily from the sale of online marketing services, leads and orders, advertising and merchandising. Revenues from these agreements were recognized as the media or services were delivered to the merchants over the term of the agreements, which typically ranged from one to twelve months. Where billings exceeded revenues earned on these agreements, the amounts were included in the accompanying consolidated balance sheets as deferred revenue. The Company bore the full credit risk with respect to these sales. In certain circumstances, the Company offered products directly to shoppers. In these instances where the Company acted as merchant-of-record, the Company recorded as revenue the full sales price of the product sold and the full cost of the product to the Company as cost of revenues, upon shipment of the product. Shipping charges billed to the customer were included in revenues, and the costs incurred by the Company to ship the product to the customer were included in cost of sales. The Company has either sold or shut down the operations of this network with the exception of online marketing services.

Revenues from the Network Commerce Business Network were derived primarily from providing domain registration, web-enablement services, commerce-enablement services, transaction processing, advertising and technology licensing to businesses. Revenues derived from domain registration fees, which are typically paid in full at the time of the sale, are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues. Revenues from the sale of advertising and merchandising products and services were recognized similar to those sold on the Network Commerce Consumer Network. Revenues from transaction fees were earned from member businesses that transacted over the online exchange system as well as from products sold to other member merchants of the online exchange system. Revenues from services were generated principally through development fees, domain registration fees, hosting fees and sales and marketing services. These services were purchased as a complete end-to-end suite of services or separately. The Company recognized revenues from the development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally ranged from two to twelve months. Hosting contracts typically had a term of one year, with fees charged and earned on a monthly basis. The Company bore the full credit risk with respect to these sales. Anticipated losses on these contracts were recorded when identified. Contract costs included all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, were recognized in the period in which the revisions were determined. Unbilled services typically represented amounts earned under the Company's contracts not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceeded revenues earned on contracts, the amounts were included in the accompanying consolidated balance sheets as customer deposits, as the amounts typically relate to ancillary services, whereby the Company was acting in an agency capacity. Fee revenue from ancillary services provided by the services division was recognized upon completion of the related job by the applicable third party vendor. The Company has either sold or shutdown the operations of this network with the exception of domain registration and hosting.

Revenues were also generated from fees paid to the Company by businesses and merchants who licensed the Company's technology; transaction processing, fraud prevention, and online payment gateways, as well as other e-commerce enabling technologies. Revenues included licensing fees, per-transaction fees and, in certain cases, monthly hosting and maintenance fees, which were recognized in the period earned. Revenues generated from technology licensing were recognized in accordance with American Institute of Certified Public Accountants, Statement of Position 97-2, "Software Revenue Recognition." Where billings exceeded revenues earned on these contracts, the amounts were included in the accompanying consolidated balance sheets as deferred revenue. Businesses and merchants who utilized the Company's payment processing technologies acted as the merchant-of-record and bore the full credit risk on those sales of goods and services. The Company sold this business unit during the second quarter 2001.

The Company recognized revenues from barter transactions when earned. The Company values the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable.

The Company recognized revenues from sale of online marketing services, leads and orders, advertising and merchandising in which the Company received equity in the customer. The Company valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. The Company monitors these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that the Company's investments in these early-stage technology companies will be realized.

Cash, Restricted Cash and Cash Equivalents

For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage-backed bonds, and highly rated corporate securities. Approximately $442,000 and $16.6 million of cash as of June 30, 2001 and December 31, 2000, respectively, is characterized as restricted in order to secure certain facilities leasing and debt obligations under letters of credit and another security arrangement. The Company's restricted cash and cash equivalents are stated at cost, which approximates fair market value.

Short-Term Investments and Marketable Equity Securities

The Company classifies these securities as available-for-sale and they are stated at fair value in accordance with the Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are also reflected in accumulated other comprehensive loss in the accompanying consolidated statement of changes in shareholders' equity and comprehensive loss. Fair value is based on quoted market prices. The Company's short-term investments consist of corporate notes and bonds, commercial paper, municipal notes and bonds, auction preferreds and US government securities and are stated at cost, which approximates fair value as of June 30, 2001. Marketable equity securities consist solely of investments in the common stock of publicly traded companies and are recorded at fair value. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized as earned. Any changes in market values that are considered other than temporary are recorded as realized gains or losses in current operations.

Stock Compensation

The Company has adopted disclosure-only provisions of the SFAS No. 123, "Accounting for Stock-Based Compensation", and instead applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock over the stock option exercise price at the date of grant. Options and warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes accounting and reporting standards for business combinations to use the purchase method. The effective date of SFAS No. 141 is June 30, 2001. The Company impact of adopting SFAS No. 141 is not material on the financial statements. Additionally, all acquisitions by the Company have been accounted for using the purchase method.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. The statement eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 14, 2001.

Reclassifications and Reverse Stock Split Adjustments

Certain information reported in previous periods has been reclassified to conform to the current period presentation. Effective June 18, 2001, the Company initiated a 1-for-15 reverse split of the Company's outstanding common stock. All common stock share and per share amounts have been adjusted to reflect the reverse split.

Note 3. Acquisitions:

In June 1999, the Company acquired GO Software, Inc. (GO). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. The Company paid GO shareholders $4.7 million in cash, issued a $1.0 million promissory note bearing interest at 10%, and issued 74,917 shares of common stock, valued at $128.10 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which were both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of the Company's initial public offering completed in September 1999. In March 2001, the Company recognized an impairment charge of $1.8 million to write-down the carrying value to the approximate net realizable value. On May 14, 2001, pursuant to an Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001, the Company completed the sale of GO to Return on Investment Corporation (ROI) through its wholly-owned subsidiary for $1.0 million in cash and $3.0 million in ROI common stock. As part of the merger transaction, ROI is required to file with the Securities Exchange Commission a registration statement to effect a registration of the common stock.

Also in June 1999, the Company acquired CardSecure, Inc. (CardSecure) for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

On November 12, 1999, the Company acquired SpeedyClick, Corp. (SpeedyClick), a California corporation, for $55.6 million of cash, common stock and common stock options. SpeedyClick, a privately held company, maintained an Internet Web site that focused on entertainment and interactivity. Upon effectiveness of the acquisition, a total of 253,283 shares of common stock valued at $199.65 per share were issued to the owners of SpeedyClick. Options to purchase SpeedyClick common stock were assumed by the Company and converted into 10,502 options to purchase the Company's common stock. The Company also paid cash consideration of $3.0 million to the owners of SpeedyClick. The Company accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 million was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $37.2 million.

On December 3, 1999, the Company acquired Cortix, Inc. (Cortix), an Arizona corporation doing business as 20-20Consumer.com, for $14.4 million of cash and common stock. Cortix, a privately held company, provided comparison shopping services including online reviews and ratings for commerce-oriented businesses, merchants and products. Upon effectiveness of the acquisition, 47,429 shares of common stock valued at $282.15 per share were issued to the owners of Cortix. The Company also paid cash consideration of $1.0 million to the owners of Cortix. The Company accounted for this transaction as a purchase. Of the $14.4 million in consideration paid, approximately $11.3 million was allocated to acquired technology, $1.6 million to customer lists and $1.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $9.1 million.

On December 17, 1999, the Company acquired WebCentric Inc. (WebCentric), a Kansas corporation doing business as bottomdollar.com, for $40.2 million of common stock, common stock options and approximately $1.4 million of cash. WebCentric, a privately held company, developed e-commerce integration technology and applications, including a comparison shopping engine that allowed consumers to search and compare the products and services of several leading Internet merchants. Upon effectiveness of the acquisition, a total of 144,127 shares of common stock valued at $253.35 per share were issued to the owners of WebCentric. In addition, the Company issued replacement stock options to purchase an aggregate of 8,103 shares of the Company's common stock to certain employees and owners of WebCentric. The Company accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately $31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $24.3 million.

On January 13, 2000, the Company, through its wholly owned subsidiary 3037952 Nova Scotia Company, a Nova Scotia Company, acquired Pronet Enterprises Ltd. (Pronet), a Canadian company, for approximately $12.8 million, of which $3.2 million was paid in cash, $2.2 million in non-cash deferred tax liabilities assumed and $7.4 million in common stock and common stock options issued to Pronet shareholders. Pronet, a privately held company, operated a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. Upon effectiveness of the acquisition, a total of 10,834 shares of common stock, valued at $264.00 per share, were issued to the shareholders of Pronet. In addition, the Company issued options to purchase 23,445 shares of common stock to the two principals of Pronet. The Company accounted for this transaction as a purchase. Of the $12.8 million in consideration paid, approximately $6.3 million was allocated to acquired technology, $2.7 million to customer lists and $3.8 million to goodwill. These intangible assets were being amortized over a three-year life. In January 2001, management revised its estimated useful life for these assets and amortized the remaining carrying value of Pronet (approximately $9.1 million as of December 31, 2000) over the first six months of 2001.

On January 18, 2000, the Company acquired AXC Corporation (AXC), a Washington corporation, for approximately $17.9 million, of which $2.2 million was paid in cash, $4.1 million in non-cash deferred tax liabilities assumed and $11.6 million in common stock and common stock options issued to AXC shareholders. AXC, a privately held company, provided e-commerce consulting services to businesses. Upon effectiveness of the acquisition, a total of 36,020 shares of common stock valued at $264.00 per share were issued to the owners of AXC. In addition, the Company issued replacement stock options to purchase an aggregate of 4,806 shares of the Company's common stock to certain employees and owners of AXC. The Company accounted for this transaction as a purchase. Of the $17.9 million in consideration paid, approximately $7.2 million was allocated to assembled workforce, $4.9 million to customer lists, $5.0 million to goodwill and $800,000 to working capital. These intangible assets were being amortized over a three-year life. However, in December 2000, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $14.2 million.

On April 11, 2000, the Company acquired FreeMerchant.com, Inc. (FreeMerchant), a Delaware corporation, for approximately $38.1 million, of which $2.0 million was paid in cash, $10.0 million in non-cash deferred tax liabilities assumed, $500,000 of debt assumed and $25.6 million in common stock and common stock options issued to FreeMerchant shareholders. FreeMerchant, a privately held company, has developed online store-builder technology for small- to medium-sized merchants that seek a low-cost point of entry to e-commerce and provides hosting services to those merchants. Upon effectiveness of the acquisition, a total of 171,582 shares of common stock, valued at $132.00 per share, were issued to the shareholders of FreeMerchant. In addition, the Company issued options to purchase 19,574 shares of common stock to certain FreeMerchant shareholders and employees. The Company accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. These intangible assets are being amortized over a three-year life. In March 2001, the Company recognized an impairment charge of $22.4 million to write-down the carrying value to the approximate net realizable value.

On June 2, 2000, the Company effected its acquisition of Ubarter.com Inc. (Ubarter), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, of which $875,000 was paid in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 in net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and the Company, and $40.8 million in common stock and common stock warrants issued to Ubarter shareholders and creditors. Ubarter, a publicly traded company, is a business-to-business e-commerce enterprise, which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. Upon effectiveness of the acquisition, a total of 178,859 shares of common stock valued at approximately $226.50 per share were issued to the shareholders and creditors of Ubarter. In addition, the Company issued warrants to purchase 3,457 shares of common stock to certain Ubarter shareholders, employees and creditors. The Company accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets were being amortized over a three-year life. Early in the fourth quarter 2000, the Company launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision in the Company's original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets including goodwill was $51.6 million. Based on recent comparable sales of other barter exchange systems, management determined the fair value of Ubarter.com to be approximately $5 million. As a result, the Company recognized an impairment charge of $46.6 million in December 2000. In February 2001, the Company sold the Canadian-based operations of Ubarter and recognized a loss of $2.3 million. In March 2001, the Company recognized an impairment charge of $4.2 million to write-down the remaining carrying value to the approximate net realizable value. In June 2001, the Company sold the US-based operations and recognized a loss of $1.2 million on the sale.

On August 24,  2000,  the Company  acquired  Ivebeengood.com,  d.b.a.  UberWorks
(UberWorks), a wholly owned subsidiary of Trilogy, Inc. (Trilogy), for approximately $22.8 million, of which $2.4 million was accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to UberWorks shareholders and employees. UberWorks was a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. Upon effectiveness of the acquisition, a total of 173,438 shares of common stock valued at approximately $91.95 per share were issued to shareholders of UberWorks, of which 28,217 are being held back by the Company to be subsequently released based on time vesting and on certain performance criteria yet to be achieved (these shares have been excluded from determining the Company's weighted average shares outstanding used to calculate basic and diluted earnings per share). The maximum term of the retention is three years from the effective date of the acquisition. In addition, the Company issued a warrant to Trilogy, with an exercise price of $0.000015 per share, to purchase additional shares of the Company's common stock if, on the one-year anniversary date of the acquisition, the shares currently held by Trilogy (Trilogy Shares) are not worth at least $13.1 million. The maximum number of additional shares that Trilogy can purchase under the terms of the warrant is 173,334. To the extent that the Trilogy Shares have a fair market value that exceeds $13.1 million on the one-year anniversary date, the warrant is cancelled and Trilogy must forfeit the number of Trilogy Shares that would be required to bring their fair value down to $13.1 million, limited to a maximum of 86,667 shares to be forfeited under this scenario. The Company also issued options to purchase 16,545 shares of common stock to certain UberWorks employees. The Company accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, the Company decided to abandon the technology and wrote-off the remaining intangible assets of $16.6 million.

On December 8, 2000, the Company acquired ePackets.Net, Inc. (ePackets) for approximately $270,000, consisting of $150,000 in cash, $37,000 in common stock and common stock options and $83,000 in net liabilities assumed. ePackets provided permission-based one-to-one email solutions. In connection with this acquisition, the Company issued to the shareholders of ePackets a total of 2,222 shares of common stock. The Company accounted for this transaction as a purchase. The consideration paid was allocated to acquired technology and was being amortized over a three-year life. However, in March 2001, the Company decided to shut down the operations and wrote-off the remaining intangible assets of $255,000.

On December 22, 2000, the Company acquired Internet Domain Registrars Corporation (IDR), for approximately $23.6 million, consisting of $750,000 in cash, $6.1 million in non-cash deferred tax liabilities assumed, $5.7 million in common stock and $11.1 million in net liabilities assumed. IDR is a domain name infrastructure company. In connection with this acquisition, the Company issued to the shareholders of IDR a total of 510,000 shares of common stock, of which 66,667 were placed in escrow for indemnification purposes. In addition, 218,734 shares were issued and placed in escrow to be released to the former shareholders and certain employees of IDR upon the achievement of established future revenue targets over an eighteen month period, and 14,600 shares were issued to employees of IDR who continued to be employed by IDR after the acquisition. Finally, 40,000 shares of common stock was issued at the closing to certain other persons in connection with the settlement of potential claims against IDR and as consideration of services rendered to IDR in connection with the acquisition. The closing price of the Company's common stock on December 22, 2000 was $10.35 per share. The Company accounted for this transaction as a purchase. Of the $23.6 million of consideration paid, approximately $10.5 million was allocated to proprietary concept, $874,000 to domain name, $3.5 million to customer lists, $874,000 to assembled workforce and $7.8 million to goodwill. These intangible assets were being amortized over a three-year life. In March 2001, the Company recognized an impairment charge of $17.6 million to write-down the remaining carrying value to the approximate net realizable value. In June 2001, the Company sold substantially all of the assets and liabilities of IDR and recognized a gain of $6.9 million on the sale.

Note 4. Restructuring, Impairment Charges and Extraordinary Gains:

Impairment of Certain Long-Lived Assets

During the first quarter 2001, the Company determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the potential sales value of the business units. As a result, the Company recognized an impairment charge of $43.1 million.

Restructurings and related impairments

During the first quarter 2001, the Company continued its restructuring efforts, that commenced in December 2000, including the shutdown of SpeedyClick, the sale of Ubarter Canada, which resulted in a loss of $2.3 million, the lay off of 245 employees, which resulted in severance and related payroll charges of $580,000, the write-off of impaired goodwill and intangible assets of $55.0 million, and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $13.1 million.

During the second quarter 2001, the Company further restructured its operations by selling Ubarter USA, IDR and GO for total proceeds of $6.0 million cash and 1 million shares of Return on Investment Corporation stock, which is subject to lockup until November 2001. The Company recorded a gain in the second quarter of $5.8 million related to these sales. The gains on these sales in the second quarter resulted from the fact that the Company wrote down these business units by $23.6 million in first quarter 2001, based on the best available evidence of fair market value. On an aggregate basis, for the six months ended June 30, 2001, the Company recognized losses totaling $17.8 million on the sale of these business units.

Additionally, the Company recognized gains totaling $3.1 million, primarily from
revising   estimates  on  unused   operating  leases  and  adjustment  of  other
liabilities related to businesses shut down in the first quarter 2001.

Extraordinary gain

During the second quarter 2001, the Company negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in a gain of approximately $9.0 million.

Impairment of cost-basis investments

During the first quarter 2001, the Company determined that certain of its cost-basis investments were permanently impaired relative to their historical values. As a result, the Company recognized an impairment charge of $18.8 million, which is included as a component of nonoperating income (expense) in the accompanying June 30, 2001 consolidated statements of operations. Permanent impairments in the Company's cost-basis investments were determined by examining the operations of each company, and when possible, by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations.

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

The settlement provided that the Company purchase 17,467 shares of its common stock from Mr. Walker in exchange for the tender of a $3.8 million note payable from the Company (Company Note). In connection with the settlement, the Company agreed to consolidate all of Mr. Walker's outstanding promissory notes to the Company, executed by him since September 28, 1999, which totaled $4.5 million as of December 31, 2000 and were recorded in Notes receivables from employees and Subscriptions receivable. Principal and interest, at 7% per year, were due on March 31, 2011. Following the Company's purchase of the 17,467 shares, Mr. Walker endorsed the Company Note to the Company in partial satisfaction of the new loan. In addition, Mr. Walker transferred 78,078 shares of Company stock to the Company as additional payment of the loan. The Company agreed to reduce the balance of the loan by the fair market value of the 78,078 shares on the date of the transfer. The Company immediately forgave the remaining obligation of $537,000 Mr. Walker owed under the promissory note. As a result of the settlement, the Company recognized a $4.5 million dollar expense in the first quarter 2001. Mr. Walker also agreed to take on additional responsibilities as President.

Note 6. Deferred Revenues:

Unearned revenues related to domain registrations represent the unexpired term of registration fees, net of the referral commissions paid to affiliates and referral partners, and are recognized ratably over the term of the registration. Revenues from marketing and professional fees are recognized when services are delivered, and licensing fees are recognized over the term of the agreement.

Note 7. Debt Obligations:

In March 1999, the Company entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow the Company to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan (bridge loan) and a line of credit of up to $2.5 million. On May 10, 2001, the Company repaid its obligation under the loan and security agreement. The obligation was repaid with the cash that had been restricted for this purpose. In conjunction with the loan and security agreement, the Company issued warrants to acquire 4,800 shares of common stock at an exercise price of $93.75 per share. The warrants are exercisable immediately and expire in March 2006. In May 1999, the Company issued to the financial institution additional warrants to acquire 4,667 shares of common stock at an exercise price of $105.00 per share. The warrants are exercisable immediately and expire in June 2006.

On May 19, 2000, the Company entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. On April 2, 2001, the Company repaid its obligation under the credit agreement. The obligation was repaid with the cash that had been restricted for this purpose.

On September 28, 2000, the Company sold $20.0 million of convertible notes and warrants to Capital Ventures International ("CVI"). The notes have a one-year term. On October 26, 2000, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on December 4, 2000. Also, the Company issued warrants to purchase 270,043 shares of common stock to CVI at an exercise price of $155.55 per share. The warrants are immediately exercisable and expire five years from closing. These warrants were valued at $9.4 million and were recorded as common stock warrants in the accompanying December 31, 2000 consolidated balance sheets. The notes were valued at $10.6 million. Immediately after the effective date, $5.0 million of the notes were converted into common stock. In May 2001, $4.0 million of the notes were converted into common stock. As of June 30, 2001, the notes were valued at $9.7 million. The terms of the notes provide for conversion to common stock at a conversion price of $25.23 per share. Under the terms of the agreement, the notes can be called by the holder if the Company were to be delisted from the NASDAQ stock exchange.

On April 3, 2001, the Company received a notice of default from CVI for an alleged violation of certain covenants of the Convertible Notes and the Securities Purchase Agreement relating to the Convertible Notes (the "Securities Purchase Agreement"). The notice of default demanded that we redeem the Convertible Notes on or before April 9, 2001 for an amount equal to $17.25 million. We responded to the notice of default on April 4, 2001 and denied that an event of default occurred under the Convertible Notes. CVI then filed suit against us on May 22, 2001 in the United States District Court for the Southern District of New York under Civil Action No. 01CV-4390 (the "Complaint") (See
Note 14. Subsequent Events).

Note 8. Segment Information:

The Company's segment information for each of the three- and six- months ended June 30, 2001 and 2000, and the year ended December 31, 2000 as follows (in thousands):


                                                 Six months ended June 30,
                                                     2001             2000
                                                  --------       ----------
 Revenues:
       Continuing operations                     $   3,229         $    391
       Operations closed in 2001                    13,159           45,212
                                                 ---------         --------
                                                    16,388           45,603
                                                 ---------         --------
 Cost of revenues:
       Continuing operations                           130               29
       Operations closed in 2001                     4,118           23,203
                                                 ---------         --------
                                                     4,248           23,232
                                                 ---------         --------
 Gross Profit:
       Continuing operations                         3,099              362
       Operations closed in 2001                     9,041           22,009
                                                 ---------         --------
                                                 $  12,140         $ 22,371
                                                 =========         ========


Note 10. Option Repricing and Exchange Program:

In April 2001, the Company repriced options to purchase 302,053 shares issued in December 2000 from a price of $11.70 to a price of $1.35. This repricing will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

In April 2001, the Company offered a voluntary stock option exchange program to its employees. The plan allows employees, if they so choose, to exchange three options for one option priced at $1.35 per share. The vesting period will be quarterly over the next four quarters. This exercise price change will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable amounts of stock-based compensation charges dependent on fluctuations in quoted prices for the Company's common stock.

Note 11. Litigation:

On December 20, 2000, an action was initiated in Los Angeles Superior Court styled Futurist Entertainment, Inc. v. Network Commerce, Inc., Jackie Sutphin, SpeedyClick.com, Case No. BC242139. In the complaint plaintiff alleged, among other things, breach of contract and business torts against defendants relating to a Development and Website Agreement ("Development Agreement") between Futurist Entertainment, Inc. ("Futurist") and Network Commerce dated February 25, 2000. The website was to serve as the official website for the Jackson 5's upcoming album and world tour. Plaintiff alleged damages "in an amount yet to be ascertained, but in no event less than $4,400,000." On July 9, 2001, the Company and Futurist entered into a Settlement Agreement. Under the terms of the settlement, Futurist and the Company entered into a mutual release of claims and the lawsuit was dismissed with prejudice.

On October 6, 2000, Mall.com, Inc. filed suit against the Company. The suit was based on a contract between Mall.com and IveBeenGood.com, which the Company acquired in August 2000. The suit alleged that IveBeenGood.com breached a contract with Mall.com, breached a warranty given to Mall.com and committed fraud and negligent misrepresentation. Mall.com sought the return of cash and stock paid by Mall.com, attorneys' fees and costs, $1 million in direct damages, $15 million in compensatory damages and $32 million in punitive damages. The claims asserted by Mall.com, Inc. were acquired by Mall Acquisition Corp. On May 7, 2001, the Company entered into a Compromise and Settlement Agreement and Mutual General Release with Mall.com, Inc. and Mall Acquisition Corp. Pursuant to the settlement agreement, the Company paid Mall Acquisition Corp. the sum of $67,500, and Mall.com, Inc. and Mall Acquisition Corp. assigned to the Company any claims they may have against Trilogy, Inc., a former shareholder of IveBeenGood.com, Inc. In June 2001, the parties entered a final judgment of dismissal of the lawsuit that referred to the Compromise and Settlement Agreement.

On May 10, 2001, Jan Sherman and other shareholders filed suit against the Company and Mr. Walker, the Company's chairman, chief executive officer and president, alleging violations of federal securities laws. The lawsuit seeks unspecified damages and certification of a class consisting of purchasers of the Company's common stock during the period from September 28, 1999 through April 16, 2001. Subsequently, the following similar lawsuits were filed: Joseph Carreiro v. Network Commerce, Inc. and Dwayne M. Walker, C01-0767L (filed May 25, 2001); Stephen Leong v. Network Commerce, Inc. and Dwayne M. Walker, C01-0770L (filed May 25, 2001); Alan Danse, et al. v. Dwayne M. Walker and Network Commerce, Inc., C01-852L (filed June 7, 2001); James Lindsay v. Dwayne
M. Walker and Network Commerce, Inc., C01-0918R (filed June 20, 2001); and Kelly Christianson v. Dwayne M. Walker and Network Commerce, Inc., C01-1063L (filed July 11, 2001). Additionally, a class action lawsuit was filed July 16, 2001 in the U.S. District Court for the Southern District of California, David Breidenback v. Dwayne M. Walker and Network Commerce, Inc., Case No. '01 CV 1270 JM (NLS). The Company is vigorously defending these lawsuits. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods.

Note 12. 1 for 15 Reverse Stock Split:

On June 15, 2001, the Company completed a 1-for-15 reverse split of the Company's outstanding common stock. Upon the effectiveness of the reverse stock split, 15 shares of Common Stock were converted and reclassified as one share of post-split common stock, and each existing stock certificate represented one-fifteenth the number of shares shown thereon. Fractional shares were rounded up. The reverse stock split was effective and applied to shareholders of record immediately prior to the opening of trading on the Nasdaq National Market on Monday, June 18, 2001.

Note 13. NASDAQ Hearing to Review Delisting Determination:

The Company's common stock is presently listed on The Nasdaq Stock Market's National Market under the symbol "NWKC." The Company received notice dated June 15, 2001, as to the delisting of the Company's common stock from The Nasdaq Stock Market's National Market. (See Note 14. Subsequent Events).

Note 14. Subsequent Events:

Litigation

On July 9, 2001, the Company and Futurist Entertainment Inc. entered into a Settlement Agreement. Under the terms of the settlement, Futurist and the Company entered into a mutual release of claims and the lawsuit was dismissed with prejudice.

Equity Line Financing

On July 10, 2001, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with Cody Holdings Inc. (the "Investor") to provide the Company with up to $18 million in equity financing (the "Equity Line"). Under the terms of the Agreement, the Company will have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at the discretion of the Company. If the Company chooses to draw down on the Equity Line, it will use the proceeds of the financing for general corporate purposes. The Company is required to file with the SEC a registration statement to effect the registration of these shares prior to drawing on this equity line. There can be no assurance that such registration statement will be declared effective.

In connection with the Equity Line, the Company also issued to the Investor a warrant to purchase up to 350,000 shares of the common stock at an exercise price of $0.57 per share (the "Warrants"). The Warrants have a term of five years and the exercise price of the Warrants is subject to antidilution adjustments. The Company also issued warrants to purchase 350,000 shares of the common stock at an exercise price of $0.57 per share to a placement agent, and certain of its affiliates, as a finder's fee (the "Placement Agent Warrants"). The Placement Agent Warrants also have a term of five years. The Warrant and the Placement Agent Warrants and the common stock issuable upon the exercise of such warrants were not registered under the Securities Act of 1933, and were granted pursuant to an exemption set forth in Section 4(2) thereunder.


Restructuring Convertible Notes

On July 25,  2001,  the Company  entered into a  settlement  agreement  with CVI
(Settlement Agreement) with respect to certain claims arising out of the Securities Purchase Agreement dated September 28, 2000. As a result of the Settlement Agreement, the Company paid $2.2 million and delivered a $1.5 million promissory note (Settlement Note). CVI agreed that, upon the payment of the $2.2 million and the delivery of the Settlement Note, the Company satisfied all of its past, present and future obligations to CVI under the Securities Purchase Agreement and all documents related to the Agreement other than the Registration Rights Agreement dated September 28, 2000. If the Company were found to be in default of the Settlement Note and if the default is not cured, or waived by CVI, CVI could seek remedies against the Company, which may include penalty rates of interest, immediate repayment of the debt and the filing of an involuntary petition in bankruptcy. Under such circumstances, the Company may have no alternative but to file a petition in bankruptcy. However, CVI did not release its claim against the Company, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. CVI agreed not to assert a claim in excess of the principal amount of $20 million less any value received pursuant to the Settlement Agreement. The Company is vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on the Company in one or more future periods.


Nasdaq Delisting Hearing


On July 26, 2001 the Company attended a hearing before the Nasdaq Listings Qualification Panel to appeal the Nasdaq Staff Determination Notice dated June 15, 2001 that informed the Company that the Company's stock would be delisted from the Nasdaq National Market. As yet, the Company does not know the outcome of that hearing. There is no assurance that the Company's appeal will be successful and that the Company's common stock will not be delisted from the Nasdaq Stock Market's National Market to trade on the Over The Counter Bulletin Board Market.

Stock Option Exchange Program and Grants

On July 30, 2001, the Company offered a voluntary stock option exchange program to its employees. The plan allows employees, if they so choose, to exchange two options for one option to be priced at market price in August 2001. The vesting period will be quarterly over the next four quarters. Additionally, the Company granted 1,560,000 stock options with an exercise price of $0.25 per share to its employees. These options will vest ratably over the next nine months. The options covered under the exchange program and these grants will be accounted for using variable accounting. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

Additionally, the Company offered 1,560,000 stock options with an exercise price of $0.25 per share to its employees. The vesting period will be monthly over three quarters. This stock option grant results in $281,000 of compensation expense that will recognized ratably over the next three quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Additional Factors That May Affect Future Results" as well as those discussed in this section and elsewhere in this report, and the risks discussed in the "Risk Factors" section included in our December 31, 2000 10-K filed on April 17, 2001, as amended by Form 10-K/A on April 30, 2001, with the Securities and Exchange Commission.

Overview

We are a technology infrastructure and services company that offers a comprehensive technology and business services platform solution, including domain registration, hosting, commerce and online marketing services. Through December 31, 2000, we operated two commerce networks, known as the Network
Commerce Consumer Network, which aggregated merchants and shoppers over a distributed network of Web sites, and the Network Commerce Business Network, which was designed to enable businesses to engage in online activities and transactions with other businesses and an eBusiness Services division, which provided consulting, custom commerce solutions, and integrated marketing services for businesses conducting commerce online.

In January 2001, we restructured these groups into the Online Marketing Services and the Commerce and Business Services groups and shutdown the eBusiness Services division. The Online Marketing Services group includes online marketing services and various online marketplaces focused on gaming and entertainment. The gaming and entertainment online marketplaces were closed in March 2001. The Commerce and Business Services group includes domain registration, hosting, and other business services. As a result of this restructuring, certain of our previous business units and offerings were shut down. The restructuring efforts through June 2001 have resulted in the shutdown of SpeedyClick.com, and the sale of Ubarter, which were components of Online Marketing Services, and the sales of GO Software and Internet Domain Registrars, which were components of the Commerce and Business Services. Our current focus is domain registration, hosting, commerce and online marketing services as well as licensing certain of our software patents.

On June 15, 2001, we completed a 1-for-15 reverse split of our outstanding common stock. Upon the effectiveness of the reverse stock split, 15 shares of Common Stock were converted and reclassified as one share of post-split common stock, and each existing stock certificate represented one-fifteenth the number of shares shown thereon. Fractional shares were rounded up. The reverse stock split was effective and applied to shareholders of record immediately prior to the opening of trading on the Nasdaq National Market on Monday, June 18, 2001. All common stock share and per share amounts have been adjusted to reflect the reverse split.

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through September 2001. Consequently, we will require substantial additional funds to continue to operate our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. If additional financing is not available, we may need to change our business plan, sell or merge our business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our company.

Our condensed consolidated financial statements for the six months ended June 30, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses of $175.8 million for the six-month period ended June 30, 2001 and have accumulated deficits of $543.1 million as of June 30, 2001. We have continuously incurred net losses from operations and, as of June 30, 2001, have a working capital deficit of $401,000. These factors raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:


     engaging a financial advisor to explore strategic  alternatives,  which may
     include  a  merger,   additional   asset  sales,   or  another   comparable
     transaction;

     raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities; and

     forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

Additional cost-cutting measures could include additional lay-offs and/or the closure of certain business units.

We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. In May 2000, we changed our name to Network Commerce Inc. We consummated five acquisitions during 1999 and seven additional acquisitions during 2000. During the fourth quarter 2000, we announced the lay off of 209 employees through staff reductions and from the closure of Media Assets, Inc., AXC Corporation, Cortix, Inc. and WebCentric, Inc. In addition, we initiated a restructuring plan to lower costs and improve profitability, which has resulted in the shutdown of ShopNow.com and SpeedyClick.com and the sale of Ubarter, Internet Domain Registrars and GO Software.

Since restructuring in January 2001, we derive our revenues primarily from the sale of online marketing services within our Online Marketing Services Group and domain registration, hosting and commerce services within our Commerce and Business Services Group. Revenues from online marketing services are recognized as the services are deliver to the merchants over the term of the agreement, which typically range from one to twelve months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues. Revenues from hosting and commerce services are recognized over the term of the agreements, which are generally twelve months.

Through December 31, 2000, we have derived substantially all of our revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

Revenues from the Network Commerce Consumer Network were generated primarily from the sale of online marketing services, leads and orders, advertising and merchandising. Revenues from these agreements were recognized as the media or services were delivered to the merchants over the term of the agreements, which typically ranged from one to twelve months. Where billings exceeded revenues earned on these agreements, the amounts were included as deferred revenue. We bore the full credit risk with respect to these sales. In certain circumstances we offered products directly to shoppers. In these instances where we acted as merchant-of-record, we recorded as revenue the full sales price of the product sold and the full cost of the product to us as cost of revenues, upon shipment of the product. Shipping charges billed to the customer were included in revenues, and the costs incurred by us to ship the product to the customer were included in cost of sales. We have either sold or shut down the operations of this network with the exception of online marketing services.

Revenues from the Network Commerce Business Network were derived primarily from providing domain registration, web-enablement services, commerce-enablement services,  transaction  processing,  advertising  and  technology  licensing  to businesses. Revenues from derived from domain registration fees, which are typically paid in full at the time of the sale are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of these revenues. Revenues from the sale of advertising and merchandising products and services were recognized similar to those sold on the Network Commerce Consumer Network. Revenues from transaction fees were earned from member businesses that transacted over the online exchange system as well as from products sold to other member merchants of the online exchange system. Revenues from services were generated principally through development fees, domain registration fees, hosting fees and sales and marketing services. These services were purchased as a complete end-to-end suite of services or separately. We recognized revenues from the development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally ranged from two to twelve months. Hosting contracts typically have a term of one year, with fees charged and earned on a monthly basis. We bore the full credit risk with respect to these sales. Anticipated losses on these contracts were recorded as identified. Contract costs included all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, were recognized in the period in which the revisions were determined. Unbilled services typically represented amounts earned under our contracts not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceeded revenues earned on contracts, the amounts were included as customer deposits, as the amounts typically related to ancillary services, whereby we were acting in an agency capacity. Fee revenue from ancillary services provided by the services division was recognized upon completion of the related job by the applicable third party vendor. We have either sold or shutdown the operations of this network with the exception of domain registration and hosting.

Revenues were also generated from fees paid to us by businesses and merchants who licensed our technology; transaction processing, fraud prevention, and online payment gateways, as well as other e-commerce enabling technologies. Revenues included licensing fees, per-transaction fees and, in certain cases, monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing were recognized in accordance with American Institute of Certified Public Accountants, Statement of Position 97-2, "Software Revenue Recognition." Where billings exceeded revenues earned on these contracts, the amounts were included as deferred revenue. Businesses and merchants who utilized our payment processing technologies acted as the merchant-of-record and bore the full credit risk on those sales of goods and services. We sold this business unit during the second quarter 2001.

We recognized revenues from barter transactions when earned. We valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. During the six months ended June 30, 2001, we recognized approximately $1.4 million in revenues on such transactions.

We recognized revenues from sale of online marketing services, leads and orders, advertising and merchandising in which we received equity in our customer. We valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We monitor these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that our investments in these early-stage technology companies will be realized. During the six months ended June 30, 2001, we recognized approximately $205,000 in revenues on such equity transactions.

Cost of revenues generated from the Network Commerce Consumer Network included the portion of our Internet telecommunications connections that were directly attributable to traffic on the Network Commerce Consumer Network and the direct labor costs incurred in maintaining and enhancing our network infrastructure. In order to fulfill our obligations under our registrations, lead and order delivery advertising programs, we occasionally purchased consumer traffic from third party networks by placing on their Web sites advertisements that, when clicked on by a visitor, sent the visitor to the Network Commerce Consumer Network. Any shopping traffic that we purchased from a third party that was used to fulfill these obligations was included as cost of revenues. Cost of revenues on the products that we sold as merchant-of-record included the cost of the product, credit card fees and shipping costs. Cost of revenues generated from providing services included all direct labor costs incurred in connection with the provision of services, as well as fees charged by third-party vendors that had directly contributed to the design, development and implementation of our services. Cost of revenues generated from licensing e-commerce enabling technologies and from our proprietary business-to-business portal consisted primarily of telecommunications costs and direct labor costs incurred in maintaining and enhancing our network infrastructure.

Acquisitions

In June 1999, we acquired GO Software, Inc. ("GO"). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. We paid GO shareholders $4.7 million in cash, issued a $1.0 million promissory note bearing interest at 10%, and issued 74,917 shares of common stock, valued at $128.10 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which were both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of our initial public offering completed in

September 1999. In March 2001, we recognized an impairment charge of $1.8 million to write-down the carrying value to the approximate net realizable value. On May 14, 2001, pursuant to an Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001, we completed the sale of GO to Return on Investment Corporation ("ROI") through its wholly-owned subsidiary for $1.0 million in cash and $3.0 million in ROI common stock. As part of the merger transaction, ROI is required to file with the Securities Exchange Commission a registration statement to effect a registration of the common stock.

Also in June 1999, we acquired CardSecure, Inc. ("CardSecure") for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

On November 12, 1999, we acquired SpeedyClick, Corp. ("SpeedyClick"), a California corporation, for $55.6 million of cash, common stock and common stock options. SpeedyClick, a privately held company, maintained an Internet Web site that focused on entertainment and interactivity. In connection with this acquisition, we issued to the shareholders of SpeedyClick 253,283 shares of common stock valued at $199.65 per share. Options to purchase SpeedyClick common stock were assumed by us and converted into 10,502 options to purchase our common stock. We also paid cash consideration of $3.0 million to the owners of SpeedyClick. We accounted for this transaction as a purchase. Of the $55.6 million in consideration paid, approximately $27.9 million was allocated to proprietary concepts, $14.7 million to customer lists and $13.0 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, we decided to shut down the operations and wrote-off the remaining intangible assets of $37.2 million.

On December 3, 1999, we acquired Cortix, Inc. ("Cortix"), an Arizona corporation doing business as 20-20Consumer.com, for $14.4 million of cash and common stock. Cortix, a privately held company, provided comparison shopping services including online reviews and ratings for commerce-oriented businesses, merchants and products. In connection with this acquisition, we issued to the shareholders of Cortix 47,249 shares of common stock valued at $282.15 per share together with cash consideration of $1.0 million. We accounted for this transaction as a purchase. Of the $14.4 million in consideration paid, approximately $11.3 million was allocated to acquired technology, $1.6 million to customer lists and $1.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $9.1 million.

On December 17, 1999, we acquired WebCentric Inc. ("WebCentric"), a Kansas corporation doing business as bottomdollar.com, for $41.6 million of cash, common stock, and common stock options. WebCentric, a privately held company, developed e-commerce integration technology and applications, including a comparison shopping engine that allowed consumers to search and compare the products and services of several leading Internet merchants. In connection with this acquisition, we issued to the shareholders of WebCentric 144,127 shares of common stock valued at $253.35 per share together with approximately $1.4 million of cash. In addition, we issued replacement stock options to purchase an aggregate of 8,103 shares of our common stock to certain employees and owners of WebCentric. We accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately $31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $24.3 million.

On January 13, 2000, through a wholly owned Nova Scotia company, we acquired Pronet Enterprises Ltd. ("Pronet"), a Canadian company, for approximately $12.8 million, consisting of $3.2 million in cash, $2.2 million in non-cash deferred tax liabilities assumed and $7.4 million in common stock and common stock options issued to Pronet shareholders. Pronet, a privately held company, operated a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. In connection with this acquisition, we issued to the shareholders of Pronet 10,834 shares of common stock, valued at $264.00 per share. In addition, we issued options to purchase 23,445 shares of common stock to the two principal shareholders of Pronet. We accounted for this transaction as a purchase. Of the $12.8 million in consideration paid, approximately $6.3 million was allocated to acquired technology, $2.7 million to customer lists and $3.8 million to goodwill. These intangible assets were being amortized over a three-year life. In January 2001, we revised our estimated useful life for these assets and amortized the remaining carrying value of Pronet (approximately $9.1 million as of December 31, 2000) over the first six months of 2001.

On January 18, 2000, we acquired AXC Corporation ("AXC"), a Washington corporation, for approximately $17.9 million, consisting of $2.2 million in cash, $4.1 million in non-cash deferred tax liabilities assumed and $11.6 million in common stock and common stock options issued to AXC shareholders. AXC, a privately held company, provided e-commerce consulting services to businesses. In connection with this acquisition, we issued to the shareholders of AXC 36,020 shares of common stock valued at $264.00 per share. In addition, we issued replacement stock options to purchase an aggregate of 4,806 shares of our common stock to certain employees and owners of AXC. We accounted for this transaction as a purchase. Of the $17.9 million in consideration paid, approximately $7.2 million was allocated to assembled workforce, $4.9 million to customer lists, $5.0 million to goodwill and $800,000 to working capital. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $14.2 million.

On April 11, 2000, we acquired FreeMerchant.com, Inc. ("FreeMerchant"), a Delaware corporation, for approximately $38.1 million, consisting of $2.0 million in cash, $10.0 million in non-cash deferred tax liabilities assumed, $500,000 of debt assumed and $25.6 million in common stock and common stock options issued to FreeMerchant stockholders. FreeMerchant, a privately held company, has developed online store-builder technology for small- to medium-sized merchants who seek a low-cost point of entry e-commerce and provides hosting services to those merchants. In connection with this acquisition, we issued to the shareholders of FreeMerchant 171,582 shares of common stock, valued at $132.00 per share. In addition, we issued options to purchase 19,574 shares of common stock to certain FreeMerchant stockholders and employees. We accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. These intangible assets are being amortized over a three-year life. In March 2001, we recognized an impairment charge of $22.4 million to write-down the carrying value to the approximate net realizable value.

On June 2, 2000, we acquired Ubarter.com Inc. ("Ubarter"), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, consisting of $875,000 in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 of net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and us, and $40.8 million in common stock and common stock warrants issued to Ubarter stockholders and creditors. Ubarter, a publicly traded company, is a business-to-business e-commerce enterprise, which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. In connection with this acquisition, we issued to the stockholders and creditors of Ubarter a total of 178,859 shares of common stock valued at approximately $226.50 per share. In addition, we issued warrants to purchase 3,457 shares of common stock to certain Ubarter stockholders, employees and creditors. We accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets were being amortized over a three-year life. Early in the fourth quarter 2000, we launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision in our original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets including goodwill was $51.6 million. Based on recent comparable sales of other barter exchange systems, we determined the fair value of Ubarter.com to be approximately $5 million. As a result, we recognized an impairment charge of $46.6 million in December 2000. In February 2001, we sold the Canadian-based operations of Ubarter and recognized a loss of $2.3 million. In March 2001, we recognized an impairment charge of $4.2 million to write-down the remaining carrying value to the approximate net realizable value. In June 2001, we sold the US-based operations and recognized a loss of $1.2 million on the sale.

On August 24, 2000, we acquired Ivebeengood.com, d.b.a. UberWorks ("UberWorks"), a wholly owned subsidiary of Trilogy, Inc. ("Trilogy"), for approximately $22.8 million, consisting of $2.4 million accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to UberWorks shareholders and employees. UberWorks was a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. In connection with this acquisition, we issued to the shareholders of UberWorks a total of 173,438 shares of common stock valued at approximately $91.95 per share. Of the total, 60,898 are being held back by us to be subsequently released based on time vesting and on certain performance criteria yet to be achieved. The maximum term of the retention is three years from the effective date of the acquisition. In addition, we issued a warrant to Trilogy, with an exercise price of $0.000015 per share, to purchase additional shares of our common stock if, on the one-year anniversary date of the acquisition, the shares currently held by Trilogy ("the Trilogy Shares") are not worth at least $13.1 million. The maximum number of additional shares that Trilogy can purchase under the terms of the warrant is 173,334. To the extent that the Trilogy Shares have a fair market value that exceeds $13.1 million on the one-year anniversary date, the warrant is cancelled and Trilogy must forfeit the number of Trilogy Shares that would be required to bring their fair value down to $13.1 million, limited to a maximum of 86,667 shares. We also issued options to purchase 16,545 shares of common stock to certain UberWorks employees. We accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, we decided to abandon the technology and wrote-off the remaining intangible assets of $16.6 million.

On December 8, 2000, we acquired ePackets.Net, Inc. ("ePackets") for approximately $270,000, consisting of $150,000 in cash, $37,000 in common stock and common stock options and $83,000 in net liabilities assumed. ePackets provided permission-based one-to-one email solutions. In connection with this acquisition, we issued to the shareholders of ePackets a total of 2,222 shares of common stock. We accounted for this transaction as a purchase. The consideration paid was allocated to acquired technology and was being amortized over a three-year life. However, in March 2001, we decided to shut down the operations and wrote-off the remaining intangible assets of $255,000.

On December 22, 2000, we acquired Internet Domain Registrars Corporation ("IDR"), for approximately $23.6 million, consisting of $750,000 in cash, $6.1 million in non-cash deferred tax liabilities assumed, $5.7 million in common stock and $11.1 million in net liabilities assumed. IDR is a domain name infrastructure company. In connection with this acquisition, we issued to the shareholders of IDR a total of 510,000 shares of common stock, of which 66,667 were placed in escrow for indemnification purposes. In addition, 218,734 shares were issued and placed in escrow to be released to the former shareholders and certain employees of IDR upon the achievement of established future revenue targets over an eighteen month period, and 14,600 shares were issued to employees of IDR who continued to be employed by IDR after the acquisition. Finally, 40,000 shares of our common stock were issued at the closing to certain other persons in connection with the settlement of potential claims against IDR and as consideration of services rendered to IDR in connection with the acquisition. The closing price of our common stock on December 22, 2000 was $10.35 per share. We accounted for this transaction as a purchase. Of the $23.6 million of consideration paid, approximately $10.5 million was allocated to proprietary concept, $874,000 to domain name, $3.5 million to customer lists, $874,000 to assembled workforce and $7.8 million to goodwill. These intangible assets were being amortized over a three-year life. In March 2001, we recognized an impairment charge of $17.6 million to write-down the remaining carrying value to the approximate net realizable value. In June 2001, we sold substantially all of the assets and liabilities of IDR and recognized a gain of $6.9 million on the sale.

Results of Operations

Revenues. Total revenues for the three- and six- month periods ended June 30, 2001 were $6.3 million and $16.4 million compared to $26.9 million and $45.6 million for the comparable periods in 2000. The decrease was due primarily to the shutdown of ShopNow.com, the elimination of product sales, and the sale of IDR, GO and Ubarter Canada and USA. Revenue from continuing business units during the three- and six- month periods ending June 30, 2001 was $1.8 million and $3.3 million compared to $208,000 and $391,000 during the comparable periods in 2000.

Cost of Revenues. The cost of revenues for the three- and six- month periods ended June 30, 2001, were $1.9 million and $4.2 million compared to $12.8 million and $23.2 million for the comparable periods in 2000. The decrease in our cost of revenues was directly attributable to the decrease in revenues during the same period and due to the shutdown of ShopNow.com, the elimination of product sales, and the sale of IDR, GO and Ubarter Canada and USA, which were all low profit margin operations.

Gross Profit. Gross profit for the three- and six- month periods ended June 30, 2001, was $4.3 million and $12.1 million compared to $14.1 million and $22.4 million for the comparable periods in 2000. As a percent of revenues, our gross margins were 69.2% and 74.1% compared to 52.3% and 49.1% for the comparable periods in 2000. This increase in gross profit percentage was due primarily to the shutdown of ShopNow.com, the elimination of product sales, and the sale of IDR, GO and Ubarter Canada and USA, which were all low profit margin operations.

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the three- and six- month periods ended June 30, 2001 were $6.8 million and $24.1 million compared to $24.0 million and $46.1 million for the comparable periods in 2000. The decrease was due primarily to elimination of nationwide television, radio and print advertising during the first six months of 2001, as well as eliminating the acquisitions of traffic for our Consumer Network.

Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the three- and six- month periods ended June 30, 2001 were $2.1 million and $7.4 million compared to $5.2 million and $9.4 million for the comparable periods in 2000.

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the three- and six- month periods ended June 30, 2001 were $2.9 million and $7.2 million compared to $3.4 million and $6.6 million for the comparable periods in 2000. The decrease in the three-month period ended June 30, 2001 was due primarily due to a decrease in personnel and related costs during the second quarter 2001.

Amortization of Intangible Assets. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three- and six-month periods ended June 30, 2001 was $5.0 million and $23.3 million compared to $18.3 million and $31.8 million for the comparable periods in 2000. This decrease was due primarily to the decrease in intangible assets and related amortization expenses from the sale of businesses and the write-down of intangible assets. Intangible assets acquired in business combinations are amortized over a three-year period.

Stock-Based Compensation. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Stock-based compensation expense for the three- and six- month periods ended June 30, 2001 was $1.0 million and $1.3 million compared to $1.3 million and $3.1 million for the comparable periods in 2000. The amount of deferred compensation resulting from these grants is generally amortized over a one- to three-year vesting period. As of June 30, 2001, we have $5.2 million of deferred compensation to be amortized over future periods.


Restructuring and Other Impairment Charges. Restructuring and impairment charges in the three- and six-month periods ended June 30, 2001 were a gain of $8.9 million and a charge of $62.1 million, respectively. During the first quarter 2001, we continued our restructuring efforts, which commenced in December 2000, including the shutdown of SpeedyClick, the sale of Ubarter Canada, which resulted in a loss of $2.3 million, the lay off of 245 employees, which resulted in severance and related payroll charges of $580,000, the write-off of impaired goodwill and intangible assets of $55.0 million, and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $13.1 million. During the second quarter 2001, we further restructured our operations by selling Ubarter USA, IDR and GO for total proceeds of $6.0 million cash and 1 million shares of Return on Investment Corporation stock, which is subject to lockup until November 2001. We recorded a gain in the second quarter of $5.8 million related to these sales. The gains on these sales in the second quarter resulted from the fact that we wrote down these business units by $23.6 million in first quarter 2001, based on the best available evidence of fair market value. On an aggregate basis, for the six months ended June 30, 2001, we recognized losses totaling $17.8 million on the sale of these business units. Additionally, we recognized gains totaling 3.1 million, primarily from revising estimates on unused operating leases and adjustment of other liabilities related to businesses previously shut down in first quarter 2001.

Impairment  of  Certain  Long-Lived  Assets.  As part of the  restructuring,  we
determined  that  goodwill  and  intangible   assets  associated  with  acquired
businesses had a carrying value in excess of the potential sales value of the business units. As a result, we recognized an impairment charge of $43.1 million in the first quarter 2001. There were no such charges for the comparable periods last year.

Unusual Item - Settlement of Claim. In April 2001, we settled potential claims held by Mr. Dwayne Walker, the Company's Chairman, Chief Executive Officer and President, against us arising from the withdrawal of Mr. Walker's shares of our common stock from our secondary public offering completed in February 2000. There were not such settlements in the comparable periods of 2000.

(Loss) Gain on Sale of Marketable Equity Securities. Loss on sale of marketable equity securities for the three- and six- month periods ended June 30, 2001 was $0 and $150,000 compared to gains of $293,000 and $1.4 million for the comparable periods in 2000.

Interest Income. Interest income is earned on our cash and cash equivalents and short-term investments. Interest income for the three- and six- month periods ended June 30, 2001 was $66,000 and $623,000 compared to $1.6 million and $2.9 million for the comparable periods in 2000.

Interest Expense. Interest expense is incurred on our outstanding debt obligations and the accretion of convertible promissory note. Interest expense for the three- and six- month periods ended June 30, 2001 was $2.7 million and $5.5 million compared to $460,000 and $901,000 for the comparable periods in 2000. Interest expense increased for the three- and six-month periods ended June 30, 2001 due to the accretion of the convertible promissory note.

Impairment of Cost-Basis Investments. During the first quarter 2001, we determined that certain of our cost-basis investments were permanently impaired to between 50% and 100% of their historical values. As a result, we recognized an impairment charge of $18.8 million during the three-month period ended March 31, 2001. There were no such charges for the comparable periods in 2000.

Income Tax Benefit. The income tax benefit resulted principally from reductions of deferred tax liabilities created as a result of business combinations. There was no income tax benefit for the three- and six- month periods ended June 30, 2001 compared to benefits of $11.6 million and $23.6 million for the comparable periods in 2000. We have not paid nor have we received refunds for federal income taxes and we do not expect to pay income taxes in the foreseeable future.


Extraordinary Gain. During the second quarter 2001, we negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in a gain of approximately $9.0 million.


Net Income (Loss). Net income for the three-month period ended June 30, 2001 was $1.8 million, and the net loss for the six-month period ended June 30, 2001 was $175.8 million compared to net losses of $25.1 million and $47.9 million for the comparable periods in 2000. The net income in the three-months ended June 30, 2001 was due primarily to extraordinary gains associated with settlements with various creditors and net gains on the sale of three business units that had been written down in the three-month period ended March 31, 2001, and the loss for the six-month period ended June 30, 2001 was due primarily to impairment charges related to cost-basis investments and intangible assets and restructuring charges related to closure of business units. We expect to incur additional net losses in 2001.

Liquidity and Capital Resources

 Since inception, we have experienced net losses and negative cash flows from operations. As of June 30, 2001, we had an accumulated deficit of $543.1 million. We have financed our activities largely through issuances of common and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through June 30, 2001, our aggregate net proceeds have been $272.2 million from issuing equity securities and $52.3 million from issuing debt securities. As of June 30, 2001, we had $8.7 million in cash, cash equivalents and short-term investments, of which $442,000 of such amounts is characterized as restricted cash to secure our obligations under certain letters of credit. As of June 30, 2001, we had $3.8 million in marketable equity securities.

 Net cash used in operating activities was $28.1 million for the six-month period ended June 30, 2001, compared to $43.7 million for the same period in 2000.

 Net cash provided by investing activities was $36.4 million for the six-month period ended June 30, 2001, compared to net cash used in investing activities of $69.2 million for the same period in 2000. The change was due primarily to no purchases of short-term investments in the six-month period ended June 30, 2001, compared to the purchases of $109.3 million for the same period in 2000, the decrease in the sales of short-term investments for the six-month period ended June 30, 2001 of $35.6 million, compared to $84.9 million for the same period in 2000, the decrease in purchases of property and equipment of $35,000 for the six-month period ended June 30, 2001, compared to $12.8 million for the same period in 2000, the decrease in investments in equity and debt securities and other assets of $3,000 for the six-month period ended June 30, 2001, compared to $14.3 million for the same period in 2000, and the decrease in acquisition of businesses of nil for the six-month period ended June 30, 2001, compared to $17.7 million for the same period in 2000.

 Net cash used in financing activities was $14.1 million for the six-month period ended June 30, 2001, compared to cash provided by financing activities of $110.5 million for the same period in 2000. The change was due primarily to the closing of our public offering on February 18, 2000 of 527,574 shares of common stock at $217.50 per share, which resulted in proceeds to us net of underwriters' fees and commissions of $108.7 million and the repayment of debt obligations for the period ended June 30, 2001.

In March 1999, we entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan ("term loan"), a $4.0 million bridge loan and a line of credit of up to $2.5 million. On May 10, 2001, we repaid our obligation under the loan and security agreement. The term loan balance was $1.4 million as of March 31, 2001. The obligation was repaid with the cash that had been restricted for this purpose.

On May 19, 2000, we entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. On April 2, 2001, we repaid the obligation under this credit agreement, which had a balance of $9.1 million as of March 31, 2001. The obligation was repaid with the cash that had been restricted for this purpose.


On September 28, 2000, we sold $20.0 million of convertible notes and warrants to Capital Ventures International ("CVI"), a private institution. The notes have a one-year term. The original conversion price for the notes was 95% of the average closing bid price of our common stock during a 20-day trading period prior to the conversion date (which automatically occurs upon the effectiveness of a registration statement filed with the Securities and Exchange Commission), subject to a maximum conversion price of the lower of our common stock's closing bid price the day prior to closing or $112.50 per share. On October 26, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on December 4, 2000. Also at closing, we issued warrants to purchase 270,043 shares of our common stock to the private institution at an exercise price of $155.55 per share. The warrants are immediately exercisable and expire five years from closing. Immediately after the effective date, $5.0 million of the notes were converted into common stock. The terms of the notes were also amended such that the conversion price was set at $25.20 per share. In May 2001, $4.0 million of the notes were converted into common stock. As of June 30, 2001, the notes were valued at $9.7 million. Under the terms of the agreement, the notes can be called by the holder if we were to be delisted from the NASDAQ stock exchange.


On April 3, 2001, we received a notice of default from CVI for an alleged violation of certain provisions of Article VI of the Convertible Notes relating to the breach of certain negative financial covenants contained in the Company's Credit Agreement with Imperial Bank and the breach by us of certain material terms of the Securities Purchase Agreement dated as of September 28, 2000. The notice of default demanded that we redeem the Convertible Notes on or before April 9, 2001 for an amount equal to $17.25 million, which amount represents 115% of the aggregate principal amount of the remaining Convertible Notes. We responded to the notice of default on April 4, 2001 and denied that an event of default occurred under the Notes. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors there is likely to be insufficient assets remaining for any distribution to shareholders.


On July 25, 2001, we restructured the $20 million convertible notes, with a face value of $11 million and all warrants, with a payment of $2.2 million and issuance of a $1.5 million non-interest bearing convertible promissory note (the "Settlement Note"). The Settlement Note will be due in 18 months and is convertible, at any time, into common stock at an exercise price of $2.00 per share at the option of the holder. Additionally, the restructuring eliminates any event of default under the prior convertible notes. However, if the Company were found to be in default of the Settlement Note and if the default is not cured, or waived by CVI, CVI could seek remedies against the Company, which may include penalty rates of interest, immediate repayment of the debt and the filing of an involuntary petition in bankruptcy. Under such circumstances, we may have no alternative but to file a petition in bankruptcy. Additionally, CVI did not release its claim against the Company, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. CVI agreed not to assert a claim in excess of the principal amount of $20 million less any value received pursuant to the Settlement Agreement. The Company is vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on the Company in one or more future periods.

On July 10, 2001, we entered into a Common Stock Purchase Agreement ("Agreement") with Cody Holdings Inc. ("Investor") to provide us with up to $18 million in equity financing ("Equity Line"). Under the Agreement, we will have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at our discretion. If we choose to draw down on the Equity Line, we will use the proceeds of the financing for general corporate purposes. We are required to file with the SEC a registration statement to effect the registration of these shares prior to drawing on this equity line. There can be no assurance that such registration statement will be declared effective.

In connection with the Equity Line, we also issued to the Investor a warrant to purchase up to 350,000 shares of the common stock at an exercise price of $0.57 per share ("Warrants"). The Warrants have a term of five years and the exercise price of the Warrants is subject to antidilution adjustments. We also issued warrants to purchase 350,000 shares of the common stock at an exercise price of $0.57 per share to a placement agent, and certain of its affiliates, as a finder's fee ("Placement Agent Warrants"). The Placement Agent Warrants also have a term of five years. The Warrant and the Placement Agent Warrants and the common stock issuable upon the exercise of such warrants were not registered under the Securities Act of 1933, and were granted pursuant to an exemption set forth in Section 4(2) thereunder.

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through September 2001. Consequently, we will require substantial additional funds to continue to operate our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, which we may not be able to obtain. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our Company. Our future capital requirements depend upon many factors, including, but not limited to:

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

Our plans for financing may include, but are not limited to, the following:

     engaging a financial advisor to explore strategic  alternatives,  which may
     include  a  merger,   additional   asset  sales,   or  another   comparable
     transaction;

     raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities; and

     forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes accounting and reporting standards for business combinations to use the purchase method. The effective date of SFAS No. 141 is June 30, 2001. The Company impact of adopting SFAS No. 141 is not material on the financial statements. Additionally, all acquisitions by the Company have been accounted for using the purchase method.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. The statement eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 14, 2001.

Additional Factors That May Affect Future Results

     You should carefully consider the risks described below and the other information in this quarterly report. While we have attempted to identify the primary known risks and uncertainties that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information in this quarterly report, including the consolidated financial statements and related notes and the risks discussed in the "Factors Affecting Our Operating Results, Business and Stock Price" section included in our December 31, 2001 10-K filed on April 17, 2000 with the Securities and Exchange Commission.

Risks Related to Our Business


     Our future capital requirements are likely to be substantial and we may not be able to obtain financing on favorable terms, if at all, and we have received a "Going Concern" opinion from our accountants.


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


     We believe that our cash reserves and cash flows from operations will be adequate to fund our present operations through September 2001. However, we will require substantial additional funds in the future. Our plans for financing may include, but are not limited to, the following:

     engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities; and

     forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.


     We have secured an $18 million equity line of credit, under which we have the right, but not the obligation during the eighteen month term of the agreement to obtain equity financing through the issuance of common stock in a series of periodic draw downs at a discount to the market price at the time of sale. We cannot begin to draw down on the equity line of credit until a registration statement filed with respect to the equity line of credit is declared effective. There can be no assurance that such registration statement will be declared effective. While we have secured financing, many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders or the party from whom we secured our equity line of credit, which we may not be able to obtain. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our Company.

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

Failure to restructure payments to our creditors could result in our bankruptcy.

     We are receiving pressure for payments from trade creditors and are seeking to restructure the payment terms; however, there is no assurance that we will be able to do this. If we are unable to reach agreement with certain trade creditors regarding the restructuring of payment terms, our creditors may seek to file a petition in bankruptcy against us, or we may need to seek protection of the bankruptcy court. Even if we are successful in restructuring our obligations, we may need additional capital to avoid bankruptcy.

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

         Our common stock has been trading below the $1 minimum bid requirement. By notice dated June 15, 2001, Nasdaq notified us of the delisting of our common stock from the Nasdaq National Market. On July 26, 2001, we attended a hearing before the Nasdaq Listings Qualification Panel to appeal the notice concerning the potential delisting of our common stock from the Nasdaq National Market. Pending outcome of the hearing, Nasdaq will defer the delisting of our common stock but there is no guarantee as to how long we can defer the delisting of our common stock. If we lose our Nasdaq National Market status, our common stock would trade either on the Nasdaq Small Cap market or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. Among other things, our common stock would then constitute "penny stock," which would place increased regulatory burden upon brokers, making them less likely to make a market in the stock. Loss of our Nasdaq National Market status could make it more difficult for us to raise capital or complete acquisitions and would also complicate compliance with state blue sky laws.

         Several of our board members have resigned. Our board currently has three independent members and one management member. There can be no assurances that there will not be additional resignations or that suitable replacement board members can be found.

We have a history of losses.

     We incurred net losses of $24.7 million for the year ended December 31, 1998, $75.9 million for the year ended December 31, 1999, $262.0 million for the year ended December 31, 2000 and $175.8 million for the six-months ended June 30, 2001. At June 30, 2001, we had an accumulated deficit of $543.1 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development. As a result, we must generate significant revenues to achieve and maintain profitability. There can be no assurance that we will ever become profitable on an annual basis. We expect that our sales and marketing research and development and general and administrative expenses will decrease in absolute dollars but may increase as a percentage of revenues.

     Additionally, if our remaining cost-basis investments, which are in early-stage technology companies and acquisitions, are not successful, we will incur additional losses from asset impairment charges, lease and employee terminations and other restructuring costs.

Our future revenues are unpredictable and we expect our operating results to fluctuate from period to period.

     Our business model has been applied to the Internet only since the mid-1990's and continues to evolve. Therefore, we have limited experience in planning the financial needs and operating expenses of our business. It is difficult for us to accurately forecast our revenues in any given period. We will not sustain our recent revenue growth rates and we expect a significant decline in revenues and as a result we may not achieve profitability or become cash flow positive. If our revenues in a particular period fall short of our expectations, we will likely be unable to quickly adjust our spending in order to compensate for that revenue shortfall.

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

Our business model is unproven and changing.

     We provide technology infrastructure and online business services. We have limited experience as a company, particularly with these businesses. Additionally, the Internet, on which our business model relies, is still unproven as a business medium and has experienced significant industry slow down in recent months. Accordingly, our business model may not be successful, and we may need to change it. Our ability to generate sufficient revenues to achieve profitability or become cash flow positive will depend, in large part, on our ability to successfully market our technology infrastructure services.

If we fail to effectively manage the rapid change of our operations our business will suffer.

     Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are diversifying and changing the scope of our operations. In January 2001, we announced plans to discontinue the ShopNow.com marketplace that we launched in August 1998. In March 2001, we announced plans to discontinue our gaming and entertainment site, SpeedyClick.com. In recent months, we have increasingly focused on developing and providing technology infrastructure and online business services. Due to the recent shifts in our business focus, our historical results are likely not indicative of our future performance and you may have difficulty evaluating our business and prospects. While our operations have been changing, we have reduced our overall number of employees from 620 in October 2000 to 95 as of July 31, 2001. These changes in our business plan and reduction in personnel have placed, and will continue to place, a significant strain on our management systems, infrastructure and resources. Simultaneously, the reduction in our workforce may make it more difficult to execute and implement our business plan. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to train and manage our workforce. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to adapt to any of the foregoing areas efficiently and effectively could cause our business to suffer.

Any future growth may depend on our ability to successfully integrate the businesses we have acquired through acquisitions.

     Our success depends on our ability to continually enhance and expand our technology platforms and our online business services including domain registration and hosting services in response to changing technologies, customer demands and competitive pressures. Consequently, we acquired complementary technologies or businesses in the past. Our integration of these acquired businesses, technologies and personnel, has been difficult since they have diverted management's attention from other business concerns and resulted in our entry into markets in which we had no direct prior experience. As a result we have been forced to sell three of these acquired businesses. If we are unable to grow our business or successfully integrate the remaining acquired businesses, it could cause us to lose business to our competitors, drain our financial resources and our operating results could suffer.

Our success depends upon achieving adequate market share to increase our revenues and become profitable.

     Our success depends upon achieving significant market penetration and acceptance of our products and online business services. We have only recently begun to expand our technology infrastructure services. We may not currently have adequate market share to successfully execute our business plan. If we are unable to reach and retain substantial numbers of customers, our business model may not be sustainable.

     To successfully market and sell our products and online business services we must:

     become recognized as a leading provider of technology infrastructure and online business services; o enhance existing products and services;

     add new products and services and increase awareness of these products and services; o complete projects on time;

     increase the number of businesses and merchants using our products and online business services; and

     continue   to   increase   the   attractiveness   of  the   eHost.com   and
     Freemerchant.com Web sites.

We face significant competition.

         The market for our products and services is highly competitive, and we expect competition to intensify in the future. Barriers to entry are not significant. Our failure to compete effectively could result in the following:

     fewer businesses and merchants using our technology infrastructure products and services;

     the obsolescence of the technology underlying our products and services;

     a decrease in traffic on our Web sites; and

     a reduction in the prices of or profits on our products and services.

     The number of companies providing technology infrastructure services, hosting services and marketing services is large and increasing at a rapid rate. We expect that additional companies, which to date have not had a substantial commercial presence on the Internet or in our markets, will offer competing products and services. Companies such as InfoSpace Inc., Yahoo! Inc., Register.com, Microsoft and Network Solutions offer alternatives to one or more of our products and services.

     Many of our competitors and potential competitors have substantial competitive advantages as compared to us, including:

     larger customer or user bases;

     the ability to offer a wider array of technology infrastructure products and solutions;

     greater name recognition and larger marketing budgets and resources;

     substantially greater financial, technical and other resources; o the ability to offer additional content and other personalization features; and

     larger production and technical staffs.

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

We cannot predict with any certainty the effect that new governmental and regulatory policies, or industry reactions to those policies, will have on our domain registration business.

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

     the Internet community may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system; and

     ICANN may fail to approve our accreditation, or attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations.

Our business will suffer if we fail to maintain our strategic business relationships or are unable to enter into new relationships.

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

We may not derive substantial benefits from our strategic relationships.

     To date, we have not derived material revenue from our strategic relationships, and some of these relationships impose substantial obligations on us. It is not certain that the benefits to us will outweigh our obligations. Several of our significant business arrangements do not establish minimum performance requirements but instead rely on contractual best efforts obligations of the parties with which we contract.

We depend on our key personnel for successful operation of our business.

     Our success depends on the skills, experience and performance of our senior management and other key personnel, specifically including Dwayne Walker, our Chairman and Chief Executive Officer. Many of our executive officers have joined us within the past three years. If we do not quickly and efficiently integrate these new personnel into our management and culture, our business could suffer. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer. Our current financial situation may make it more difficult to retain key employees.

Our ability to develop and integrate infrastructure technologies is subject to uncertainties.

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

Our computer systems may be vulnerable to system failures.

     Our success depends on the performance, reliability and availability of the technology supporting our products and services. Our revenues depend, in large part, on the number of businesses and consumers that use our products and services. This depends, in part, upon our actual and perceived reliability and performance. Any inability to provide our products and services could cause us to lose customers and therefore lose revenue. Substantially all of our computer and communications hardware is located at our facilities in Seattle, Washington. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. In addition, due to the ongoing power shortages in California, the Pacific Northwest may experience power shortages or outages. These power shortages or outages could cause disruptions to our operations, which in turn may result in a material decrease in our revenues and earnings and have a material adverse affect on our operating results. Because we presently do not have fully redundant systems or a formal disaster recovery plan, a systems failure could adversely affect our business. In addition, our computer systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which may lead to interruptions, delays, loss of data or inability to process online transactions for our clients. We may be required to expend considerable time and money to correct any system failure. If we are unable to fix a problem that arises, we may lose customers or be unable to conduct our business at all.

Our business may be harmed by defects in our software and systems.

     We have developed custom software for our network servers and have licensed additional software from third parties. This software may contain undetected errors or defects. We may be unable to fix defects in a timely or cost-effective manner.

We will need to expand and upgrade our systems in order to maintain customer satisfaction.

     We must expand and upgrade our technology, transaction processing systems and network infrastructure if the number of businesses and merchants using our online business services, or the volume of traffic on our Web sites or our clients' Web sites, increases substantially. We could experience periodic capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our products or services or our Web sites, or when we must expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business.

Our international operations involve risks.

     We are subject to risks specific to Internet-based companies in foreign markets. These risks include:

     delays in the development of the Internet as a commerce medium in international markets;

     restrictions on the export of encryption technology; and

     increased risk of piracy and limits on our ability to enforce our intellectual property rights.

We may be unable to adequately protect our intellectual property and proprietary rights.

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

Our technology may infringe the intellectual property rights of others.

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

If the security provided by our e-commerce, hosting or marketing services is breached, we may be liable to our clients and our reputation could be harmed.

         A fundamental requirement for e-commerce is the secure transmission of confidential information of businesses, merchants and shoppers over the Internet. Among the e-commerce, hosting and marketing services we offer to merchants are security features such as:

     secure online payment services;

     secure order processing services; and

     fraud prevention and management services.

     Third parties may attempt to breach the security provided by our e-commerce, hosting or marketing products and services or the security of our clients' internal systems. If they are successful, they could obtain
confidential   information  about  businesses  and  shoppers  using  our  online marketplaces, including their passwords, financial account information, credit card numbers or other personal information. We may be liable to our clients or to shoppers for any breach in security. Even if we are not held liable, a security breach could harm our reputation, and the mere perception of security risks, valid or not, could inhibit market acceptance of our products and services. We may be required to expend significant capital and other resources to license additional encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our clients might decide to stop using our e-commerce products and services if their customers experience security breaches.

Risks Related to Our Industry

We are vulnerable to downturns experienced by other Internet companies or the Internet Industry in general.

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

Our success depends on continued increases in the use of the Internet as a commercial medium.

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

Rapid technological change could negatively affect our business.

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

We rely on the Internet infrastructure provided by others to operate our business.

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

Future governmental regulation and privacy concerns could adversely affect our business.

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

We could face liability for material transmitted over the Internet by others.

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

We do not currently collect sales tax from all transactions.

     We do not currently collect sales or other similar taxes on products sold by us and delivered into states other than Washington, California, Georgia and New York. However, one or more states or foreign countries may seek to impose sales, value added or other tax collection obligations on out-of-state or foreign companies engaging in e-commerce. In addition, any new operation in states outside of those for which we currently collect sales tax could subject shipments into these states to state or foreign sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales, value added or other similar taxes on the sale of merchandise or services could result in liability for penalties as well as substantially higher expenses incurred by our business.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of June 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On October 6, 2000, Mall.com, Inc. filed suit against us. The suit was based on a contract between Mall.com and IveBeenGood.com, which we acquired in August 2000. The suit alleged that IveBeenGood.com breached a contract with Mall.com, breached a warranty given to Mall.com and committed fraud and negligent misrepresentation. Mall.com sought the return of cash and stock paid by Mall.com, attorneys' fees and costs, $1 million in direct damages, $15 million in compensatory damages and $32 million in punitive damages. The claims asserted by Mall.com, Inc. were acquired by Mall Acquisition Corp. On May 7, 2001, we entered into a Compromise and Settlement Agreement and Mutual General Release with Mall.com, Inc. and Mall Acquisition Corp. Pursuant to the settlement agreement, we paid Mall Acquisition Corp. the sum of $67,500, and Mall.com, Inc. and Mall Acquisition Corp. assigned to us any claims they may have against Trilogy, Inc., a former shareholder of IveBeenGood.com, Inc. In June 2001, the parties entered a final judgment of dismissal of the lawsuit that referred to the Compromise and Settlement Agreement.

On May 22, 2001, Capital Ventures International ("CVI") filed suit against us in the United States District Court for the Southern District of New York under Civil Action No. 01CV-4390 ("Complaint"). On July 25, 2001, we entered into a settlement agreement with CVI ("Settlement Agreement") with respect to certain claims arising out of the Securities Purchase Agreement dated as of September 28, 2000 between the Company and CVI, and all amendments thereto, and all documents (other than the Registration Rights Agreement) executed in connection therewith (collectively referred to as the "Contract"). Pursuant to the Settlement Agreement, CVI released the Company, and the Company released CVI, from all claims, demands and causes of action, whether direct or indirect, known or unknown, which either CVI or the Company owned or held against the other based upon the Contract. However, CVI did not release (a) CVI's claim against the Company for an alleged violation of section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, stated in count I of its Complaint, (b) CVI's claim against certain individual officers and current and former directors mentioned in the Complaint (the "individual defendants") for an alleged violation of section 20(a) of the Securities Exchange Act of 1934, stated in count II of the Complaint, and (c) CVI's claim for fraudulent inducement set forth in count III of the Complaint. CVI agreed that in partial consideration for its receipt of a $2.2 million cash payment and a $1.5 million convertible promissory note, CVI would not, in prosecuting its claims against the Company and the Individual Defendants preserved under the Settlement Agreement, assert a claim in excess of the principal amount of $20 million less any value received (and not returned, paid-over or disgorged as more fully described in the Settlement Agreement) pursuant to the Settlement Agreement. The parties agreed to promptly execute and file a stipulated order of dismissal with prejudice of counts IV through VI of the Complaint.

On December 20, 2000, an action was initiated in Los Angeles Superior Court styled Futurist Entertainment, Inc. v. Network Commerce, Inc., Jackie Sutphin, SpeedyClick.com, Case No. BC242139. In the complaint plaintiff alleged, among other things, breach of contract and business torts against defendants relating to a Development and Website Agreement ("Development Agreement") between Futurist Entertainment, Inc. ("Futurist") and Network Commerce dated February 25, 2000. The website was to serve as the official website for the Jackson 5's upcoming album and world tour. Plaintiff alleged damages "in an amount yet to be ascertained, but in no event less than $4,400,000." On July 9 2001, the Company and Futurist entered into a Settlement Agreement. Under the terms of the settlement, Futurist and the Company entered into a mutual release of claims and the lawsuit was dismissed with prejudice.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Between March 31, 2001 and June 30, 2001, we issued and sold unregistered securities as set forth below:

   None

No underwriters were engaged in connection with these issuances and sales. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and

Regulation D promulgated thereunder. Between January 1, 2001 and June 30, 2001, we issued 165,391 shares of common stock in conjunction with the exercise of options granted under our stock option plans. The options granted under the stock option plan were issued to our officers, employees and consultants at exercise prices ranging from $0.02 to $4.21. No options were granted outside of our stock option plans. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Rule 701 promulgated under the Securities Act of 1933. Where Rule 701 was not available, the securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

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

-----------
   ***   Incorporated by reference to the Registration Statement on Form S-1
          (No. 333-80981) filed by the registrant on September 28, 1999, as amended.


(b)      Reports on Form 8-K

                FORM 8-K dated April 4, 2001

                FORM 8-K dated June 25, 2001


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NETWORK COMMERCE INC.



Date: August 8, 2001
                               By:   /s/ Dwayne M. Walker
                                   ------------------------------
                                   Dwayne M. Walker
                                   Chief Executive Officer

                               By:   /s/ N. Scott Dickson
                                   ------------------------------
                                   N. Scott Dickson
                                   Chief Financial Officer