Form 10-Q
period 2001-09-30
NETWORK COMMERCE INC
filed 2001-11-14
CIK 1087879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001,

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


As of November 2, 2001, there were 5,617,117 shares outstanding of the Registrant's common stock.

                              Network Commerce Inc.

                                    Form 10-Q

                                      Index

                                                                                                          PAGE
PART I            FINANCIAL INFORMATION

ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2001
                     and December 31, 2000..............................................................     4
                  Condensed Consolidated Statements of Operations for the three- and nine-month
                     periods ended September 30, 2001 and 2000 .........................................     5
                  Condensed Consolidated Statements of Cash Flows for the nine-month
                     periods ended September 30, 2001 and 2000..........................................     6
                  Notes to Condensed Consolidated Financial Statements..................................     7

ITEM 2:           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................    20

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    40


PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    41

ITEM 2:           Changes in Securities and Use of Proceeds.............................................    42

ITEM 3:           Defaults Upon Senior Securities.......................................................    42

ITEM 4:           Submission of Matters to a Vote of Security Holders...................................    42

ITEM 5:           Other Information.....................................................................    42

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    42


SIGNATURES        ......................................................................................    43

EXHIBITS          ......................................................................................    44



PART I. FINANCIAL INFORMATION

ITEM 1.

                              Network Commerce Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                                         September 30,   December 31,
                                                                                       ---------------  -------------
                                                                                            2001            2000
                                                                                       ---------------  -------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                         $        2,900   $     11,715
     Restricted cash                                                                              233         16,599
     Short-term investments                                                                         3         21,592
     Marketable equity securities                                                               2,522            431
     Accounts receivable, less allowance for bad debts of $1,199 and $1,195                     1,810         19,658
     Notes receivable from employees                                                                -          2,900
     Prepaid expenses and other current assets                                                  3,027         11,363
                                                                                       ---------------  -------------
          Total current assets                                                                 10,495         84,258
Property and equipment, net                                                                     5,220         22,580
Goodwill and intangible assets, net                                                             1,563        135,628
Cost-basis investments                                                                          1,320         29,481
Other assets, net                                                                               1,098          5,773
                                                                                       ---------------  -------------
          Total assets                                                                 $       19,696   $    277,720
                                                                                       ===============  =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $        2,256   $     18,933
     Accrued liabilities and other liabilities                                                  4,118         21,502
     Current portion of notes and leases payable and line of credit                             1,778         24,797
     Deferred revenues                                                                            927         11,338
                                                                                       ---------------  -------------
          Total current liabilities                                                             9,079         76,570
Notes and leases payable, less current portion                                                  1,635          1,741
Deferred revenues                                                                                   -          3,703
                                                                                       ---------------  -------------
          Total liabilities                                                                    10,714         82,014
                                                                                       ---------------  -------------
Commitments and contingencies (Note 11)
Shareholders' equity:
     Convertible preferred stock, $0.001 par value:  authorized shares - 5,000,000;
         none issued and outstanding                                                                -              -
     Common stock, $0.001 par value:  authorized shares - 200,000,000; issued and outstanding shares - 5,617,117 at September 30, 2001 and 5,214,838
          at December 31, 2000                                                                556,406        555,175
     Subscriptions receivable                                                                     (61)        (2,421)
     Common stock warrants                                                                     18,249         18,172
     Deferred compensation                                                                     (3,901)        (7,758)
     Accumulated other comprehensive loss                                                        (110)          (130)
     Accumulated deficit                                                                     (561,601)      (367,332)
                                                                                       ---------------  -------------
          Total shareholders' equity                                                            8,982        195,706
                                                                                       ---------------  -------------
          Total liabilities and shareholders' equity                                   $       19,696   $    277,720
                                                                                       ===============  =============

The accompanying notes are an integral part of these condensed consolidated balance sheets.
                                       4

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except share amounts)
                                   (unaudited)

                                                              For the Three Months Ended           For the Nine Months Ended
                                                                    September 30,                        September 30,
                                                           -------------------------------     --------------------------------
                                                                 2001               2000              2001              2000
                                                           --------------    --------------    --------------    ---------------
Revenues                                                   $       1,594     $      33,443     $      17,982     $       79,046
Cost of revenues                                                     454            15,191             4,702             38,424
Cost of revenues - unusual item                                        -             5,320                 -              5,320
                                                           --------------    --------------    --------------    ---------------
          Gross profit                                             1,140            12,932            13,280             35,302
                                                           --------------    --------------    --------------    ---------------
Operating expenses:
     Sales and marketing                                           3,151            24,114            27,230             70,246
     Research and development                                      1,299             6,660             8,693             16,070
     General and administrative                                    2,742             3,489             9,899             10,083
     Amortization of intangible assets                             1,039            23,842            24,378             55,634
     Stock-based compensation                                        498             1,484             1,765              4,626
     Restructuring and other impairment charges                    3,842                 -            65,915                  -
     Impairment of certain long-lived assets                       3,826                 -            46,962                  -
     Unusual item - settlement of claim                                -                 -             4,559                  -
                                                           --------------    --------------    --------------    ---------------
          Total operating expenses                                16,397            59,589           189,401            156,659
                                                           --------------    --------------    --------------    ---------------
          Loss from operations                                   (15,257)          (46,657)         (176,121)          (121,357)
                                                           --------------    --------------    --------------    ---------------
Nonoperating (expense) income:
     (Loss) gain on sale of marketable equity securities               -             4,163              (150)             5,542
     Interest income                                                  90             1,191               713              4,056
     Interest expense                                               (445)             (546)           (5,985)            (1,447)
     Other                                                            61                21                22                (27)
     Impairment of cost-basis investments                         (9,407)           (2,486)          (28,227)            (2,486)
                                                           --------------    --------------    --------------    ---------------
          Total nonoperating expense, net                         (9,701)            2,343           (33,627)             5,638
                                                           --------------    --------------    --------------    ---------------
          Loss before income tax benefit and
               extraordinary gain                                (24,958)          (44,314)         (209,748)          (115,719)
Income tax benefit                                                     -            15,680                 -             39,230
                                                           --------------    --------------    --------------    ---------------
          Loss before extraordinary gain                         (24,958)          (28,634)         (209,748)           (76,489)
Extraordinary gain                                                 6,505                 -            15,479                  -
                                                           --------------    --------------    --------------    ---------------
          Net loss                                         $     (18,453)    $     (28,634)    $    (194,269)    $      (76,489)
                                                           ==============    ==============    ==============    ===============



Basic loss per share:
Loss before extraordinary gain                             $       (4.82)    $       (7.15)    $      (41.81)    $       (20.34)
Extraordinary gain                                                  1.26                 -              3.09                  -
                                                           --------------    --------------    --------------    ---------------
Basic loss per share                                       $       (3.56)    $       (7.15)    $      (38.72)    $       (20.34)
                                                           ==============    ==============    ==============    ===============

Weighted average shares outstanding used to
     compute basic loss per share                              5,182,958         4,004,258         5,016,138          3,759,709
                                                           ==============    ==============    ==============    ===============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                           For the nine months ended
                                                                                                   September 30,
                                                                                           ----------------------------
                                                                                               2001            2000
                                                                                           -----------      -----------
Operating activities:
     Net loss                                                                              $ (194,269)       $ (76,489)
     Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                         31,004           63,743
         Cost of revenue - unusual item                                                             -            5,320
         Accretion of promissory note payable                                                   4,671                -
         Provision for bad debts                                                                  888                -
         Amortization of deferred compensation                                                  1,765            4,626
         Restructuring and impairment charges                                                  71,347                -
         Impairment of certain long-lived assets                                               46,962                -
         Impairment of marketable equity securities and investments                            28,228            2,486
         Extraordinary gains                                                                  (15,479)               -
         Unusual item - settlement of claim                                                     4,559                -
         Non-cash consideration received                                                            -           (5,213)
         Realized loss (gain) from sale of marketable equity securities                           150           (5,542)
         Deferred income tax benefit                                                                -          (39,230)
         Changes in operating assets and liabilities, excluding effects of acquired businesses-
              Accounts receivable                                                              13,514          (14,921)
              Prepaid expenses and other current assets                                         1,212           (6,702)
              Other assets                                                                       (105)            (703)
              Accounts payable and accrued liabilities                                        (24,117)           7,749
              Deferred revenue                                                                 (1,903)          (1,105)
                                                                                           -----------      -----------
Net cash used in operating activities                                                         (31,573)         (65,981)
                                                                                           -----------      -----------
Investing activities:
     Purchases of short-term investments                                                            -         (130,785)
     Sales of short-term investments                                                           38,586          112,883
     Proceeds from sale of investments                                                            920            9,243
     Purchases of property and equipment                                                          (53)         (18,232)
     Investments in equity and debt securities and other assets                                    (4)         (14,954)
     Acquisition of businesses, net of cash acquired of $ - in 2001 and $392 in 2000                -          (18,051)
                                                                                           -----------      -----------
Net cash provided by (used in) investing activities                                            39,449          (59,896)
                                                                                           -----------      -----------
Financing activities:
     Borrowings on line of credit, net of loan fees paid                                            -            9,095
     Payments on line of credit                                                               (10,146)               -
     Proceeds from debt financing                                                                   -           20,000
     Payments on long-term debt                                                                (6,564)          (7,502)
     Proceeds from sale of common stock and exercise of stock options                              16          110,591
     Proceeds from collection of subscription receivable                                            3                -
                                                                                           -----------      -----------
Net cash (used in) provided by financing activities                                           (16,691)         132,184
                                                                                           -----------      -----------
Net (decrease) increase in cash and cash equivalents                                           (8,815)           6,307
Cash and cash equivalents at beginning of period                                               11,715           10,660
                                                                                           -----------      -----------
Cash and cash equivalents at end of period                                                 $    2,900       $   16,967
                                                                                           ===========      ===========
Supplementary disclosure of cash flow information:
     Cash paid during the period for interest                                              $      714       $    1,236
                                                                                           ===========      ===========
     Cash paid during the period for income taxes                                          $      126       $        -
                                                                                           ===========      ===========
     Non-cash investing and financing activities:
         Common stock, options and warrants issued and liabilities assumed
              as part of business and technology acquisitions                              $        -       $  138,642
                                                                                           ===========      ===========
         Assets acquired under capital leases                                              $      160       $    1,070
                                                                                           ===========      ===========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              Network Commerce Inc.

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Organization and Background:

The Company

Network Commerce Inc. (the Company), a Washington corporation, is a technology infrastructure and services company. The Company provides a comprehensive technology and business services platform that includes domain registration, hosting, commerce and online marketing services. The Company's headquarters are located in Seattle, Washington.

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

In January 2001, the Company restructured these groups into NCI Marketing and NCI Hosting and shutdown the eBusiness Services division. NCI Marketing includes online marketing services and various online marketplaces focused on gaming and entertainment. The gaming and entertainment online marketplaces were closed in March 2001. NCI Hosting includes domain registration, hosting, and other business services. As a result of this restructuring, certain of the Company's previous business units and offerings were shut down. The restructuring efforts through September 2001 have resulted in the shutdown of SpeedyClick.com and the sale of Ubarter, which were components of NCI Marketing, and the sales of GO Software and Internet Domain Registrars, which were components of NCI Hosting. The Company's current focus is domain registration, hosting, commerce and online marketing services as well as licensing certain of its patents.

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

Going Concern

The Company's condensed consolidated financial statements for the nine months ended September 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $194.3 million for the nine-month period ended September 30, 2001 and has accumulated deficits of $561.6 million as of September 30, 2001. The Company has continuously incurred net losses from operations and, as of September 30, 2001, has working capital of $1.4 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its cash reserves and cash flows from operations will be adequate to fund its operations through December 2001. Consequently, the Company will require substantial additional funds to continue to operate its business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to the Company on favorable terms or at all. Even if additional financing is available, the Company may be required to obtain the consent of its existing lenders or the party from whom the Company secured its equity line of credit, which the Company may not be able to obtain. If additional financing is not available, the Company may need to change its business plan, sell or merge its business, or file a petition in bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

The Company's plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:

o    engaging a financial advisor to explore strategic  alternatives,  which may
     include  a  merger,   additional   asset  sales,   or  another   comparable
     transaction;

o raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities; and

o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

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

Note 2. Summary of Significant Accounting Policies:

Unaudited Interim Financial Data

The condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K as filed with the Securities and Exchange Commission on April 17, 2001, as amended by Form 10-K/A on April 30, 2001. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

Since restructuring in January 2001, the Company derives revenues primarily from the sale of online marketing services within NCI Marketing and domain registration, hosting and commerce services within NCI Hosting. Revenues from online marketing services are recognized as the services are delivered to the merchants over the term of the agreement, which typically range from one to three months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues. Revenues from hosting and commerce services are recognized over the term of the agreements, which are generally twelve months.

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

Cash, Restricted Cash and Cash Equivalents

For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage-backed bonds, and highly rated corporate securities. Approximately $233,000 and $16.6 million of cash as of September 30, 2001 and December 31, 2000, respectively, is characterized as restricted in order to secure certain facilities leasing and debt obligations under letters of credit and another security arrangement. The Company's restricted cash and cash equivalents are stated at cost, which approximates fair market value.

Short-Term Investments and Marketable Equity Securities

The Company classifies these securities as available-for-sale and they are stated at fair value in accordance with the Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are also reflected in accumulated other comprehensive loss in the accompanying consolidated statement of changes in shareholders' equity and comprehensive loss. Fair value is based on quoted market prices. The Company's short-term investments consist of corporate notes and bonds, commercial paper, municipal notes and bonds, auction preferreds and US government securities and are stated at cost, which approximates fair value as of September 30, 2001. Marketable equity securities consist solely of investments in the common stock of publicly traded companies and are recorded at fair value. These marketable equity securities are not highly liquid securities as they are thinly traded. The Company's primary investment in marketable equity securities is in Return on Investment Corporation (ROI), which is subject to put and call provisions. The put provision provides the Company the right to sell its shares in ROI to ROI should their stock price close less than $2.01 per share and the call provision provides ROI the right to purchase the Company's shares in ROI should their stock price close above $3.99 per share. Additionally, the ROI common stock shares are not currently registered with the Securities and Exchange Commission. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized as earned. Any changes in market values that are considered other than temporary are recorded as realized gains or losses in current operations.

Stock Compensation

The Company has adopted disclosure-only provisions of the SFAS No. 123, "Accounting for Stock-Based Compensation", and instead applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's common stock over the stock option exercise price at the date of grant. Options and warrants issued to non-employees are accounted for using the fair value method of accounting as prescribed by SFAS No. 123.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes accounting and reporting standards for business combinations to use the purchase method. The effective date of SFAS No. 141 is June 30, 2001. All acquisitions by the Company have been accounted for using the purchase method. The Company is evaluating the impact of adopting SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. The statement eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 14, 2001. The Company is evaluating the impact of adopting SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 5, 2001. The Company is evaluating the impact of adopting SFAS No. 142.

Reclassifications and Reverse Stock Split Adjustments

Certain information reported in previous periods has been reclassified to conform to the current period presentation. Effective June 18, 2001, the Company initiated a 1-for-15 reverse split of the Company's outstanding common stock. All common stock share and per share amounts have been adjusted to reflect the reverse split.

Note 3. Acquisitions:

In June 1999, the Company acquired GO Software, Inc. GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. The Company paid GO shareholders $4.7 million in cash, issued a $1.0 million promissory note bearing interest at 10%, and issued 74,917 shares of common stock, valued at $128.10 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which were both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of the Company's initial public offering completed in September 1999. In March 2001, the Company recognized an impairment charge of $1.8 million to write-down the carrying value to the approximate net realizable value. On May 14, 2001, pursuant to an Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001 (Merger Agreement), the Company completed the sale of GO to ROI through its wholly-owned subsidiary for $1.0 million in cash and $3.0 million in ROI common stock. As part of the merger transaction, ROI was required to file with the Securities and Exchange Commission a registration statement to effect a registration of the common stock received by the Company in the merger. In third quarter 2001, ROI paid the Company $500,000, plus interest, pursuant to the terms and provisions of a promissory note issued by ROI to the Company at the closing of the merger transaction. In exchange for payment of the promissory note, the Company returned to ROI 166,667 shares of ROI common stock, valued at $3.00 per share, received by the Company in the merger transaction.

Also in June 1999, the Company acquired CardSecure, Inc. (CardSecure) for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life. In September 2001, the Company recognized an impairment charge of $526,000 to write-down the carrying value to the approximate net realizable value.

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

On April 11, 2000, the Company acquired FreeMerchant.com, Inc. (FreeMerchant), a Delaware corporation, for approximately $38.1 million, of which $2.0 million was paid in cash, $10.0 million in non-cash deferred tax liabilities assumed, $500,000 of debt assumed and $25.6 million in common stock and common stock options issued to FreeMerchant shareholders. FreeMerchant, a privately held company, has developed online store-builder technology for small- to medium-sized merchants that seek a low-cost point of entry to e-commerce and provides hosting services to those merchants. Upon effectiveness of the acquisition, a total of 171,582 shares of common stock, valued at $132.00 per share, were issued to the shareholders of FreeMerchant. In addition, the Company issued options to purchase 19,574 shares of common stock to certain FreeMerchant shareholders and employees. The Company accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. These intangible assets are being amortized over a three-year life. In March 2001, the Company recognized an impairment charge of $22.4 million to write-down the carrying value to the approximate net realizable value. In September 2001, the Company recognized an additional impairment charge of $2.6 million to write-down the carrying value to the approximate net realizable value.

On June 2, 2000, the Company effected its acquisition of Ubarter.com Inc. (Ubarter), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, of which $875,000 was paid in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 in net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and the Company, and $40.8 million in common stock and common stock warrants issued to Ubarter shareholders and creditors. Ubarter was a business-to-business e-commerce enterprise, which utilized the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. Upon effectiveness of the acquisition, a total of 178,859 shares of common stock valued at approximately $226.50 per share were issued to the shareholders and creditors of Ubarter. In addition, the Company issued warrants to purchase 3,457 shares of common stock to certain Ubarter shareholders, employees and creditors. The Company accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets were being amortized over a three-year life. Early in the fourth quarter 2000, the Company launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision in the Company's original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets including goodwill was $51.6 million. Based on recent comparable sales of other barter exchange systems, management determined the fair value of Ubarter.com to be approximately $5 million. As a result, the Company recognized an impairment charge of $46.6 million in December 2000. In February 2001, the Company sold the assets of the Canadian-based operations of Ubarter and recognized a loss of $2.3 million. In March 2001, the Company recognized an impairment charge of $4.2 million to write-down the remaining carrying value to the approximate net realizable value. In June 2001, the Company sold the assets of the US-based operations of Ubarter and recognized a loss of $1.2 million on the sale.

On August 24,  2000,  the Company  acquired  Ivebeengood.com,  d.b.a.  UberWorks
(UberWorks), a wholly owned subsidiary of Trilogy, Inc. (Trilogy), for approximately $22.8 million, of which $2.4 million was accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to UberWorks shareholders and employees. UberWorks was a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. Upon effectiveness of the acquisition, a total of 173,438 shares of common stock valued at approximately $91.95 per share were issued to shareholders of UberWorks, of which 28,217 are being held back by the Company to be subsequently released based on time vesting and on certain performance criteria yet to be achieved (these shares have been excluded from determining the Company's weighted average shares outstanding used to calculate basic and diluted earnings per share). The maximum term of the retention is three years from the effective date of the acquisition. In addition, the Company issued a warrant to Trilogy, with an exercise price of $0.000015 per share, to purchase additional shares of the Company's common stock if, on the one-year anniversary date of the acquisition, the shares currently held by Trilogy are not worth at least $13.1 million. The maximum number of additional shares that Trilogy was entitled to purchase under the terms of the warrant was 173,334. On August 24, 2001, Trilogy exercised its right under the warrant and purchased 170,105 shares. The Company also issued options to purchase 16,545 shares of common stock to certain UberWorks employees. The Company accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, the Company decided to abandon the technology and wrote-off the remaining intangible assets of $16.6 million.

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

On December 22, 2000, the Company acquired Internet Domain Registrars Corporation (IDR), for approximately $23.6 million, consisting of $750,000 in cash, $6.1 million in non-cash deferred tax liabilities assumed, $5.7 million in common stock and $11.1 million in net liabilities assumed. IDR is a domain name infrastructure company. In connection with this acquisition, the Company issued to the shareholders of IDR a total of 510,000 shares of common stock, of which 66,667 were placed in escrow for indemnification purposes. In addition, 218,734 shares were issued and placed in escrow to be released to the former shareholders and certain employees of IDR upon the achievement of established future revenue targets over an eighteen month period, and 14,600 shares were issued to employees of IDR who continued to be employed by IDR after the acquisition. Finally, 40,000 shares of common stock was issued at the closing to certain other persons in connection with the settlement of potential claims against IDR and as consideration of services rendered to IDR in connection with the acquisition. The closing price of the Company's common stock on December 22, 2000 was $10.35 per share. The Company accounted for this transaction as a purchase. Of the $23.6 million of consideration paid, approximately $10.5 million was allocated to proprietary concept, $874,000 to domain name, $3.5 million to customer lists, $874,000 to assembled workforce and $7.8 million to goodwill. These intangible assets were being amortized over a three-year life. In March 2001, the Company recognized an impairment charge of $17.6 million to write-down the remaining carrying value to the approximate net realizable value. In June 2001, the Company sold substantially all of the assets and certain liabilities of IDR to Verisign Inc. and recognized a gain of $6.3 million on the sale.

Note 4. Restructuring, Impairment Charges and Extraordinary Gains:

Impairment of Certain Long-Lived Assets

During the first quarter 2001, the Company determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the potential sales value of the business units. As a result, the Company recognized an impairment charge of $43.1 million.

During the third quarter 2001, the Company, due to the continued deterioration of the stock market, determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the potential sales value of the business units. As a result, the Company recognized an additional impairment charge of $3.8 million.

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

During the second quarter 2001, the Company further restructured its operations by selling Ubarter USA, IDR and GO for total proceeds of $6.0 million cash and 1 million shares of Return on Investment Corporation stock, which is subject to lockup until November 2001. The Company recorded a gain in the second quarter of $5.8 million related to these sales. The gains on these sales in the second quarter resulted from the fact that the Company wrote down these business units by $23.6 million in first quarter 2001, based on the best available evidence of fair market value. On an aggregate basis, for the nine months ended September 30, 2001, the Company recognized losses totaling $18.5 million on the sale of these business units. Additionally, the Company recognized gains totaling $3.1 million, primarily from revising estimates on unused operating leases and adjustment of other liabilities related to businesses shut down in first quarter 2001.

During the third quarter 2001, the Company continued its restructuring efforts, including the write-down of additional fixed assets and other items, which resulted in a charge of $3.8 million.

Extraordinary gains

During the second quarter 2001, the Company negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in an extraordinary gain of approximately $9.0 million.

During the third quarter 2001, the Company restructured and reduced its $11.0 million convertible note from Capital Ventures International (CVI). Under the terms of the restructuring, the Company paid $2.2 million and issued a $1.5 million convertible promissory note. The promissory note will be due in 18 months and is convertible, at any time, into common stock at an exercise price of $2.00 at the option of CVI. This settlement resulted in an extraordinary gain of $6.5 million.

Impairment of cost-basis investments

During the first quarter 2001, the Company determined that certain of its cost-basis investments were permanently impaired relative to their historical values. As a result, the Company recognized an impairment charge of $18.8 million, which is included as a component of nonoperating income (expense) in the accompanying September 30, 2001 consolidated statements of operations.

During the third quarter 2001, the Company, due to the continued deterioration of the stock market, determined that certain of its cost-basis investments were permanently impaired relative to their historical values. As a result, the Company recognized an additional impairment charge of $9.4 million.

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

On September  28,  2000,  the Company sold $20.0  million of  convertible  notes
(Convertible Notes) and warrants to CVI pursuant to a securities purchase agreement (Securities Purchase Agreement). The notes had a one-year term. On October 26, 2000, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on December 4, 2000. Also, the Company issued warrants to purchase 270,043 shares of common stock to CVI at an exercise price of $155.55 per share. The warrants were immediately exercisable and expired five years from closing. These warrants were valued at $9.4 million and were recorded as common stock warrants in the accompanying December 31, 2000 consolidated balance sheets. The notes were valued at $10.6 million. Immediately after the effective date, $5.0 million of the notes were converted into common stock. In May 2001, $4.0 million of the notes were converted into common stock. The terms of the notes provided for conversion to common stock at a conversion price of $25.23 per share.

On April 3, 2001, the Company received a notice of default from CVI for an alleged violation of certain covenants of the Securities Purchase Agreement. The notice of default demanded that the Company redeem the convertible notes on or before April 9, 2001 for an amount equal to $17.25 million. The Company responded to the notice of default on April 4, 2001 and denied that an event of default occurred under the Convertible Notes. CVI then filed suit against the Company on May 22, 2001 in the United States District Court for the Southern District of New York under Civil Action No. 01CV-4390.

On July 25,  2001,  the Company  entered into a  settlement  agreement  with CVI
(Settlement Agreement) with respect to certain claims arising out of the Securities Purchase Agreement. As a result of the Settlement Agreement, the $11 million convertible notes and all warrants were retired. The Company paid $2.2 million and delivered a $1.5 million convertible promissory note (Settlement
Note). The Settlement Note has a term of 18 months and is convertible, at any time, into common stock at an exercise price of $2.00 at the option of CVI. CVI agreed that, upon the payment of the $2.2 million and the delivery of the Settlement Note, the Company satisfied all of past, present and future obligations to CVI under the Securities Purchase Agreement and all related documents other than the Registration Rights Agreement. However, CVI did not release its claim against the Company, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. CVI agreed not to assert a claim in excess of the principal amount of $20 million less any value received pursuant to the Settlement Agreement. The Company is vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on the Company in one or more future periods.

Note 8. Equity Financing:

On July 10, 2001, the Company entered into a Common Stock Purchase Agreement (Agreement) with Cody Holdings Inc. (Investor) to provide the Company with up to $18 million in equity financing (Equity Line). Under the terms of the Agreement, the Company will have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The maximum available amount for draw down each period is determined using a formula that utilizes a weighted average stock price and stock volume over a sixty-day period. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at the discretion of the Company. If the Company chooses to draw down on the Equity Line, it will use the proceeds of the financing for general corporate purposes. The Company filed a registration statement on Form S-1 to effect the registration of these shares prior to drawing on this equity line, and the registration statement was declared effective on September 28, 2001.

In connection with the Equity Line, the Company also issued to the Investor a warrant to purchase up to 350,000 shares of the common stock at an exercise price of $0.57 per share (Warrants). The Warrants have a term of five years and the exercise price of the Warrants is subject to antidilution adjustments. The Company also issued warrants to purchase 350,000 shares of the common stock at an exercise price of $0.57 per share to a placement agent, and certain of its affiliates, as a finder's fee (Placement Agent Warrants). The Placement Agent Warrants also have a term of five years. The Warrant and the Placement Agent Warrants and the common stock issuable upon the exercise of such warrants were not registered under the Securities Act of 1933, and were granted pursuant to an exemption set forth in Section 4(2) thereunder.

Note 9. Segment Information:

The Company's segment information for each of the nine- months ended September 30, 2001 and 2000, (in thousands):

                                                                     Nine months ended September 30,
                                                                    --------------------------------
                                                                         2001             2000
                                                                    -------------     --------------
 Revenues:
       Continuing operations                                        $       4,726    $       1,004
       Operations closed in 2001                                           13,256           78,042
                                                                    --------------   --------------
                                                                           17,982           79,046
                                                                    --------------   --------------
 Cost of revenues:
       Continuing operations                                                  334               56
       Operations closed in 2001                                            4,368           43,688
                                                                    --------------   --------------
                                                                            4,702           43,744
                                                                    --------------   --------------
 Gross Profit:
       Continuing operations                                                4,392              948
       Operations closed in 2001                                            8,888           34,354
                                                                    --------------   --------------
                                                                    $      13,280     $     35,302
                                                                    ==============   ==============

Note 10. Option Repricing and Exchange Programs and Grants:

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

On July 30, 2001, the Company offered a voluntary stock option exchange program to its employees. The plan allows employees, if they so choose, to exchange two options for one option to be priced at market price in August 2001. The vesting period will be quarterly over the next four quarters. Additionally, the Company offered 1,560,000 stock options with an exercise price of $0.25 per share to its employees. The vesting period will be monthly over three quarters. The options covered under the exchange program and these grants will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

Note 11. Litigation:

On December 20, 2000, an action was initiated in Los Angeles Superior Court styled Futurist Entertainment, Inc. v. Network Commerce, Inc., Jackie Sutphin, SpeedyClick.com, Case No. BC242139. In the complaint plaintiff alleged, among other things, breach of contract and business torts against defendants relating to a Development and Website Agreement between Futurist Entertainment, Inc. (Futurist) and Network Commerce dated February 25, 2000. The website was to serve as the official website for the Jackson 5's upcoming album and world tour. Plaintiff alleged damages "in an amount yet to be ascertained, but in no event less than $4,400,000." On July 9, 2001, the Company and Futurist entered into a Settlement Agreement. Under the terms of the settlement, Futurist and the Company entered into a mutual release of claims and the lawsuit was dismissed with prejudice.

On May 10, 2001, Jan Sherman and other shareholders filed suit against the Company and Mr. Walker, the Company's chairman, chief executive officer and president, alleging violations of federal securities laws. The lawsuit seeks unspecified damages and certification of a class consisting of purchasers of the Company's common stock during the period from September 28, 1999 through April 16, 2001. Subsequently, the following similar lawsuits were filed: Joseph Carreiro v. Network Commerce, Inc. and Dwayne M. Walker, C01-0767L (filed May 25, 2001); Stephen Leong v. Network Commerce, Inc. and Dwayne M. Walker, C01-0770L (filed May 25, 2001); Alan Danse, et al. v. Dwayne M. Walker and Network Commerce, Inc., C01-852L (filed June 7, 2001); James Lindsay v. Dwayne
M. Walker and Network Commerce, Inc., C01-0918R (filed June 20, 2001); and Kelly Christianson v. Dwayne M. Walker and Network Commerce, Inc., C01-1063L (filed July 11, 2001). Also, a class action lawsuit was filed July 16, 2001 in the U.S. District Court for the Southern District of California, David Breidenback v. Dwayne M. Walker and Network Commerce, Inc., Case No. '01 CV 1270 JM (NLS). Additionally, on September 26, 2001, Jan Sherman, James Michaelson and Jason Elkin filed a complaint captioned In re: Network Commerce Inc. Securities Litigation (Case No. C01-0675L) in the United States District Court for the Western District of Washington. The lawsuit seeks unspecified damages and certification of a class consisting of purchasers of the Company's common stock during the period from September 28, 1999 through April 16, 2001. The complaint names as defendants the Company, Dwayne M. Walker, certain current and former directors and certain underwriters. The Company is vigorously defending these lawsuits. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods.

On September 26, 2001 the Company filed a lawsuit against Return on Investment Corporation ("ROI") in the Superior Court of King County, Washington. In the complaint the Company alleges ROI's breach of implied duties of good faith and fair dealing, and breach of warranty arising out of the Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001 which provided for ROI's acquisition of the Company's subsidiary, GO Software, Inc. The Company is seeking specific performance of a clause in the Merger Agreement requiring ROI to register with the Securities and Exchange Commission certain shares of ROI's Common Stock that were delivered to the Company under the Merger Agreement. Given the preliminary stage of this proceeding, the Company cannot provide an evaluation of the likelihood of a favorable outcome for the Company.

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

Note 13. NASDAQ Delisting :

On July 26, 2001 the Company attended a hearing before the Nasdaq Listings Qualification Panel to appeal the Nasdaq Staff Determination Notice dated June 15, 2001 that informed the Company that the Company's stock would be delisted from the Nasdaq National Market. As of August 29, 2001, the Company's stock was delisted from The Nasdaq National Market. The Company's common stock is presently listed on the OTC Bulletin Board under the symbol "NWKC".

Note 14. Subsequent Events:

Stock Option Grants

During October 2001, the Company granted 2,395,000 stock options with exercise prices ranging from $0.10 to $0.14 per share to its employees. The options vest ratably over six months with vesting commencing on the grant date. The stock options covered under these grants will result in variable accounting treatment. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

Equity Financing

In October 2001, the Company initiated a draw down of $25,000 under the terms of the Company's Agreement with Cody Holdings Inc.

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

Overview

We are a technology infrastructure and services company that offers a comprehensive technology and business services platform that includes domain registration, hosting, commerce and online marketing services. Through December 31, 2000, we operated two commerce networks, known as the Network Commerce Consumer Network, which aggregated merchants and shoppers over a distributed network of Web sites, and the Network Commerce Business Network, which was designed to enable businesses to engage in online activities and transactions with other businesses and an eBusiness Services division, which provided consulting, custom commerce solutions, and integrated marketing services for businesses conducting commerce online.

In January 2001, we restructured these groups into NCI Marketing and NCI Hosting and shutdown the eBusiness Services division. NCI Marketing includes online marketing services and various online marketplaces focused on gaming and entertainment. The gaming and entertainment online marketplaces were closed in March 2001. NCI Hosting includes domain registration, hosting, and other business services. As a result of this restructuring, certain of our previous business units and offerings were shut down. The restructuring efforts through September 2001 have resulted in the shutdown of SpeedyClick.com, and the sale of Ubarter, which were components of NCI Marketing, and the sales of GO Software and Internet Domain Registrars, which were components of NCI Hosting. Our current focus is domain registration, hosting, commerce and online marketing services as well as licensing certain of our software patents.

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

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through December 2001. Consequently, we will require substantial additional funds to continue to operate our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. If additional financing is not available, we may need to change our business plan, sell or merge our business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of our company.

Our condensed consolidated financial statements for the nine months ended September 30, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses of $194.3 million for the nine-month period ended September 30, 2001 and have accumulated deficits of $561.6 million as of September 30, 2001. We have continuously incurred net losses from operations and, as of September 30, 2001, have working capital of $1.4 million. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:

     o engaging a financial advisor to explore strategic alternatives, which may include a merger, additional asset sales, or another comparable transaction;

     o    raising  additional  capital to fund continuing  operations by private
          placements   of  equity   and/or  debt   securities   or  through  the
          establishment of other funding facilities; and

     o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

Additional cost-cutting measures could include additional lay-offs and/or the closure of certain business units.

We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. In May 2000, we changed our name to Network Commerce Inc. We consummated five acquisitions during 1999 and seven additional acquisitions during 2000. During the fourth quarter 2000, we announced the lay off of 209 employees through staff reductions and from the closure of Media Assets, Inc., AXC Corporation, Cortix, Inc. and WebCentric, Inc. In addition, we initiated a restructuring plan to lower costs and improve profitability, which has resulted in the shutdown of ShopNow.com and SpeedyClick.com, the sale of assets of Ubarter.com, Inc. and Internet Domain Registrars Corp. and the disposition of GO Software Inc.

Since restructuring in January 2001, we derive our revenues primarily from the sale of online marketing services within NCI Marketing and domain registration, hosting and commerce services within NCI Hosting. Revenues from online marketing services are recognized as the services are delivered to the merchants over the term of the agreement, which typically range from one to three months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues. Revenues from hosting and commerce services are recognized over the term of the agreements, which are generally twelve months.

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

We recognized revenues from barter transactions when earned. We valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. During the nine months ended September 30, 2001, we recognized approximately $1.4 million in revenues on such transactions.

We recognized revenues from sale of online marketing services, leads and orders, advertising and merchandising in which we received equity in our customer. We valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We monitor these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that our investments in these early-stage technology companies will be realized. During the nine months ended September 30, 2001, we recognized approximately $205,000 in revenues on such equity transactions.

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

Acquisitions

In June 1999, we acquired GO Software, Inc. (GO). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. We paid GO shareholders $4.7 million in cash, issued a $1.0 million promissory note bearing interest at 10%, and issued 74,917 shares of common stock, valued at $128.10 per share, for a total purchase price of $15.4 million. The acquisition was accounted for using the purchase method of accounting. Of the excess purchase price of approximately $14.4 million, $13.8 million was allocated to acquired technology and $556,000 was allocated to goodwill, which were both being amortized over a three-year life. The note bore interest at 10% and was repaid in full upon completion of our initial public offering completed in September 1999. In March 2001, we recognized an impairment charge of $1.8 million to write-down the carrying value to the approximate net realizable value. On May 14, 2001, pursuant to an Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001, we completed the sale of GO to Return on Investment Corporation (ROI) through its wholly-owned subsidiary for $1.0 million in cash and $3.0 million in ROI common stock. As part of the merger transaction, ROI was required to file with the Securities and Exchange Commission a registration statement to effect a registration of the common stock received by us in the merger. In third quarter 2001, ROI paid us $500,000, plus interest, pursuant to the terms and provisions of a promissory note issued by ROI to us at the closing of the merger transaction. In exchange for payment of the promissory note, we returned to ROI 166,667 shares of ROI common stock, valued at $3.00 per share, received by us in the merger transaction.

Also in June 1999, we acquired CardSecure, Inc. (CardSecure) for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life. In September 2001, we recognized an impairment charge of $526,000 to write-down the carrying value to the approximate net realizable value.

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

On December 17, 1999, we acquired WebCentric Inc. (WebCentric), a Kansas corporation doing business as bottomdollar.com, for $41.6 million of cash, common stock, and common stock options. WebCentric, a privately held company, developed e-commerce integration technology and applications, including a comparison shopping engine that allowed consumers to search and compare the products and services of several leading Internet merchants. In connection with this acquisition, we issued to the shareholders of WebCentric 144,127 shares of common stock valued at $253.35 per share together with approximately $1.4 million of cash. In addition, we issued replacement stock options to purchase an aggregate of 8,103 shares of our common stock to certain employees and owners of WebCentric. We accounted for this transaction as a purchase. Of the $40.2 million in consideration paid, approximately $31.8 million was allocated to acquired technology, $3.3 million to customer lists and $4.6 million to goodwill. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $24.3 million.

On January 13, 2000, through a wholly owned Nova Scotia company, we acquired Pronet Enterprises Ltd. (Pronet), a Canadian company, for approximately $12.8 million, consisting of $3.2 million in cash, $2.2 million in non-cash deferred tax liabilities assumed and $7.4 million in common stock and common stock options issued to Pronet shareholders. Pronet, a privately held company, operated a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. In connection with this acquisition, we issued to the shareholders of Pronet 10,834 shares of common stock, valued at $264.00 per share. In addition, we issued options to purchase 23,445 shares of common stock to the two principal shareholders of Pronet. We accounted for this transaction as a purchase. Of the $12.8 million in consideration paid, approximately $6.3 million was allocated to acquired technology, $2.7 million to customer lists and $3.8 million to goodwill. These intangible assets were being amortized over a three-year life. In January 2001, we revised our estimated useful life for these assets and amortized the remaining carrying value of Pronet (approximately $9.1 million as of December 31, 2000) over the first six months of 2001.

On January 18, 2000, we acquired AXC Corporation (AXC), a Washington corporation, for approximately $17.9 million, consisting of $2.2 million in cash, $4.1 million in non-cash deferred tax liabilities assumed and $11.6 million in common stock and common stock options issued to AXC shareholders. AXC, a privately held company, provided e-commerce consulting services to businesses. In connection with this acquisition, we issued to the shareholders of AXC 36,020 shares of common stock valued at $264.00 per share. In addition, we issued replacement stock options to purchase an aggregate of 4,806 shares of our common stock to certain employees and owners of AXC. We accounted for this transaction as a purchase. Of the $17.9 million in consideration paid, approximately $7.2 million was allocated to assembled workforce, $4.9 million to customer lists, $5.0 million to goodwill and $800,000 to working capital. These intangible assets were being amortized over a three-year life. However, in December 2000, we decided to shut down the operations and wrote-off the remaining intangible assets of $14.2 million.

On April 11, 2000, we acquired FreeMerchant.com, Inc. (FreeMerchant), a Delaware corporation, for approximately $38.1 million, consisting of $2.0 million in cash, $10.0 million in non-cash deferred tax liabilities assumed, $500,000 of debt assumed and $25.6 million in common stock and common stock options issued to FreeMerchant stockholders. FreeMerchant, a privately held company, has developed online store-builder technology for small- to medium-sized merchants who seek a low-cost point of entry e-commerce and provides hosting services to those merchants. In connection with this acquisition, we issued to the shareholders of FreeMerchant 171,582 shares of common stock, valued at $132.00 per share. In addition, we issued options to purchase 19,574 shares of common stock to certain FreeMerchant stockholders and employees. We accounted for this transaction as a purchase. Of the $38.1 million in consideration paid, approximately $23.0 million was allocated to acquired technology, $4.1 million to assembled workforce and $11.0 million to goodwill. These intangible assets are being amortized over a three-year life. In March 2001, we recognized an impairment charge of $22.4 million to write-down the carrying value to the approximate net realizable value. In September 2001, we recognized an additional impairment charge of $2.6 million to write-down the carrying value to the approximate net realizable value.

On June 2, 2000, we acquired Ubarter.com Inc. (Ubarter), a Nevada corporation, pursuant to an agreement and plan of merger dated January 20, 2000, for approximately $61.7 million, consisting of $875,000 in cash, $11.4 million in non-cash deferred tax liabilities assumed, $978,000 of net liabilities assumed, $7.6 million in the cancellation of debt between Ubarter and us, and $40.8 million in common stock and common stock warrants issued to Ubarter stockholders and creditors. Ubarter was a business-to-business e-commerce enterprise, which utilized the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. In connection with this acquisition, we issued to the stockholders and creditors of Ubarter a total of 178,859 shares of common stock valued at approximately $226.50 per share. In addition, we issued warrants to purchase 3,457 shares of common stock to certain Ubarter stockholders, employees and creditors. We accounted for this transaction as a purchase. Of the $61.7 million in consideration paid, approximately $7.5 million was allocated to acquired technology, $2.5 million to assembled workforce, $25.1 million to proprietary concept, $2.5 million to customer lists, and $24.0 million to goodwill. These intangible assets were being amortized over a three-year life. Early in the fourth quarter 2000, we launched a new user interface and back-end management system for the Ubarter.com merchant exchange, and executed various marketing efforts to promote the new system. These efforts did not stimulate growth in the Ubarter economy as expected, which led to a revision in our original forecasts and projections for Ubarter. These revised forecasts indicated that future expected cash flows from this business unit were less than the carrying value of its intangible assets, thus triggering an impairment event in December 2000. At that time, the carrying value of Ubarter's intangible assets including goodwill was $51.6 million. Based on recent comparable sales of other barter exchange systems, we determined the fair value of Ubarter.com to be approximately $5 million. As a result, we recognized an impairment charge of $46.6 million in December 2000. In February 2001, we sold the assets of the Canadian-based operations of Ubarter and recognized a loss of $2.3 million. In March 2001, we recognized an impairment charge of $4.2 million to write-down the remaining carrying value to the approximate net realizable value. In June 2001, we sold the assets of the US-based operations of Ubarter and recognized a loss of $1.2 million on the sale.

On August 24, 2000, we acquired Ivebeengood.com, d.b.a. UberWorks (UberWorks), a wholly owned subsidiary of Trilogy, Inc. (Trilogy), for approximately $22.8 million, consisting of $2.4 million accrued as non-cash deferred compensation, $5.9 million in non-cash deferred tax liabilities assumed and $14.5 million in common stock and common stock options issued to UberWorks shareholders and employees. UberWorks was a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. In connection with this acquisition, we issued to the shareholders of UberWorks a total of 173,438 shares of common stock valued at approximately $91.95 per share. Of the total, 28,217 are being held back by us to be subsequently released based on time vesting and on certain performance criteria yet to be achieved. The maximum term of the retention is three years from the effective date of the acquisition. In addition, we issued a warrant to Trilogy, with an exercise price of $0.000015 per share, to purchase additional shares of our common stock if, on the one-year anniversary date of the acquisition, the shares currently held by Trilogy are not worth at least $13.1 million. The maximum number of additional shares that Trilogy was entitled to purchase under the terms of the warrant was 173,334. On August 24, 2001, Trilogy exercised its right under the warrant and purchased 170,105 shares. We also issued options to purchase 16,545 shares of common stock to certain UberWorks employees. We accounted for this transaction as a purchase. Of the $22.8 million of consideration paid, approximately $12.3 million was allocated to acquired technology, $2.4 million to deferred compensation, $726,000 to assembled workforce and $7.3 million to goodwill. These intangible assets were being amortized over a three-year life. However, in March 2001, we decided to abandon the technology and wrote-off the remaining intangible assets of $16.6 million.

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

On December 22, 2000, we acquired Internet Domain Registrars Corporation (IDR), for approximately $23.6 million, consisting of $750,000 in cash, $6.1 million in non-cash deferred tax liabilities assumed, $5.7 million in common stock and $11.1 million in net liabilities assumed. IDR is a domain name infrastructure company. In connection with this acquisition, we issued to the shareholders of IDR a total of 510,000 shares of common stock, of which 66,667 were placed in escrow for indemnification purposes. In addition, 218,734 shares were issued and placed in escrow to be released to the former shareholders and certain employees of IDR upon the achievement of established future revenue targets over an eighteen month period, and 14,600 shares were issued to employees of IDR who continued to be employed by IDR after the acquisition. Finally, 40,000 shares of our common stock were issued at the closing to certain other persons in connection with the settlement of potential claims against IDR and as consideration of services rendered to IDR in connection with the acquisition. The closing price of our common stock on December 22, 2000 was $10.35 per share. We accounted for this transaction as a purchase. Of the $23.6 million of consideration paid, approximately $10.5 million was allocated to proprietary concept, $874,000 to domain name, $3.5 million to customer lists, $874,000 to assembled workforce and $7.8 million to goodwill. These intangible assets were being amortized over a three-year life. In March 2001, we recognized an impairment charge of $17.6 million to write-down the remaining carrying value to the approximate net realizable value. In June 2001, we sold substantially all of the assets and certain liabilities of IDR to Verisign, Inc. and recognized a gain of $6.3 million on the sale.

Results of Operations

Overview. In light of the recent instability within the technology and Internet infrastructure sectors and our current position within those sectors, we lack visibility to our future revenues and related costs of revenues. Additionally, our ability to anticipate future trends in our operating expenses is impaired due to possible required changes to our business plans or additional reduction in expenses.

Revenues. Total revenues for the three- and nine- month periods ended September 30, 2001 were $1.6 million and $18.0 million compared to $33.4 million and $79.0 million for the comparable periods in 2000. The decrease was due primarily to the shutdown of ShopNow.com, the elimination of product sales, and the sale of IDR, GO and Ubarter Canada and USA. Revenue from continuing business units during the three- and nine- month periods ending September 30, 2001 was $1.5 million and $4.7 million compared to $613,000 and $1.0 million during the comparable periods in 2000.

Cost of Revenues. The cost of revenues for the three- and nine- month periods ended September 30, 2001, were $454,000 and $4.7 million compared to $15.2 million and $38.4 million, before the unusual item of $5.3 million recognized during the third quarter 2000, for the comparable periods in 2000. The decrease in our cost of revenues was directly attributable to the decrease in revenues during the same period and due to the shutdown of ShopNow.com, the elimination of product sales, and the sale of IDR, GO and Ubarter Canada and USA, which were all low profit margin operations.

Gross Profit. Gross profit for the three- and nine- month periods ended September 30, 2001, was $1.1 million and $13.3 million compared to $18.3 million and $40.6 million, before the unusual item of $5.3 million recognized during the third quarter 2000, for the comparable periods in 2000. As a percent of revenues, our gross margins were 71.5% and 73.9% compared to 54.6% and 51.4%, before the unusual item of $5.3 million recognized during the third quarter 2000, for the comparable periods in 2000. This increase in gross profit percentage was due primarily to the shutdown of ShopNow.com, the elimination of product sales, and the sale of IDR, GO and Ubarter Canada and USA, which were all low profit margin operations.

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the three- and nine- month periods ended September 30, 2001 were $3.2 million and $27.2 million compared to $24.1 million and $70.2 million for the comparable periods in 2000. The decrease was due primarily to elimination of nationwide television, radio and print advertising during 2001, as well as eliminating the acquisitions of traffic for our Consumer Network.

Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the three- and nine- month periods ended September 30, 2001 were $1.3 million and $8.7 million compared to $6.7 million and $16.1 million for the comparable periods in 2000. The decrease was primarily due to a decrease in personnel and related costs during 2001.

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the three- and nine- month periods ended September 30, 2001 were $2.7 million and $9.9 million compared to $3.5 million and $10.1 million for the comparable periods in 2000. The decrease was primarily due to a decrease in personnel and related costs during 2001.

Amortization of Intangible Assets. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three- and nine-month periods ended September 30, 2001 was $1.0 million and $24.4 million compared to $23.8 million and $55.6 million for the comparable periods in 2000. This decrease was due primarily to the decrease in intangible assets and related amortization expenses from the sale of businesses and the write-down of intangible assets. Intangible assets acquired in business combinations are amortized over a three-year period.

Stock-Based Compensation. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Stock-based compensation expense for the three- and nine- month periods ended September 30, 2001 was $498,000 and $1.8 million compared to $1.5 million and $4.6 million for the comparable periods in 2000. The amount of deferred compensation resulting from these grants is generally amortized over a one- to three-year vesting period. As of September 30, 2001, we have $3.9 million of deferred compensation to be amortized over future periods.

Restructuring and Other Impairment Charges. Restructuring and impairment charges in the three- and nine- month periods ended September 30, 2001 were $3.8 million and $65.9 million, respectively. During the first quarter 2001, we continued our restructuring efforts, which commenced in December 2000, including the shutdown of SpeedyClick, the sale of Ubarter Canada, which resulted in a loss of $2.3 million, the lay off of 245 employees, which resulted in severance and related payroll charges of $580,000, the write-off of impaired goodwill and intangible assets of $55.0 million, and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $13.1 million. During the second quarter 2001, we further restructured our operations by selling Ubarter USA, IDR and GO for total proceeds of $6.0 million cash and 1 million shares of Return on Investment Corporation stock, which is subject to lockup until November 2001. We recorded a gain in the second quarter of $5.8 million related to these sales. The gains on these sales in the second quarter resulted from the fact that we wrote down these business units by $23.6 million in first quarter 2001, based on the best available evidence of fair market value. On an aggregate basis, for the nine months ended September 30, 2001, we recognized losses totaling $18.5 million on the sale of these business units. Additionally, we recognized gains totaling $3.1 million, primarily from revising estimates on unused operating leases and adjustment of other liabilities related to businesses previously shut down in first quarter 2001. During the third quarter 2001, we continued our restructuring efforts, including the write-down of additional fixed assets and other items which resulted in a charge of $3.8 million.

Impairment  of  Certain  Long-Lived  Assets.  As part of the  restructuring,  we
determined  that  goodwill  and  intangible   assets  associated  with  acquired
businesses had a carrying value in excess of the potential sales value of the business units. Impairment of certain long-lived assets for the three- and nine-month periods ended September 30, 2001 were $3.8 million and $47.0 million, respectively. There were no such charges for the comparable periods last year.

Unusual Item - Settlement of Claim. In April 2001, we settled potential claims held by Mr. Dwayne Walker, our Company's Chairman, Chief Executive Officer and President, against us arising from the withdrawal of Mr. Walker's shares of our common stock from our secondary public offering completed in February 2000. There were not such settlements in the comparable periods of 2000.

(Loss) Gain on Sale of Marketable Equity Securities. Loss on sale of marketable equity securities for the three- and nine- month periods ended September 30, 2001 was $0 and $150,000 compared to gains of $4.2 million and $5.5 million for the comparable periods in 2000.

Interest Income. Interest income is earned on our cash and cash equivalents and short-term investments. Interest income for the three- and nine- month periods ended September 30, 2001 was $90,000 and $713,000 compared to $1.2 million and $4.1 million for the comparable periods in 2000.

Interest Expense. Interest expense is incurred on our outstanding debt obligations and the accretion of convertible promissory note. Interest expense for the three- and nine- month periods ended September 30, 2001 was $445,000 million and $6.0 million compared to $546,000 and $1.4 million for the comparable periods in 2000. Interest expense for the three-month period ended September 30,2001 decreased due to the decrease in our outstanding debt obligations. Interest expense increased for the nine-month periods ended September 30, 2001 due to the accretion of the convertible promissory note.

Impairment of Cost-Basis Investments. Impairment of cost-basis investments occurs when we determine that certain of our cost-basis investments are permanently impaired compared to their historical values. Impairment of cost-basis investments for the three- and nine- month periods ended September 30, 2001 was $9.4 million and $28.2 million compared to $2.5 million and $2.5 million for the comparable periods in 2000.

Income Tax Benefit. The income tax benefit resulted principally from reductions of deferred tax liabilities created as a result of business combinations. There was no income tax benefit for the three- and nine- month periods ended September 30, 2001 compared to benefits of $15.7 million and $39.2 million for the comparable periods in 2000. We do not expect to pay income taxes in the foreseeable future.

Extraordinary Gains. During the third quarter 2001 we entered into a settlement agreement with Capital Ventures International (CVI). In exchange for a $2.2 million payment and a $1.5 million promissory note, CVI agreed we had satisfied all obligations under the Securities Purchase Agreement and all related documents other than the Registration Rights Agreement, resulting in a $6.5 million gain. During the second quarter 2001, we negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in a gain of approximately $9.0 million.

Net Income (Loss). Net loss for three- and nine- month periods ended September 30, 2001 was $18.5 million and $194.3 million compared to $28.6 million and $76.5 million for the comparable periods in 2000. The net loss for the three- and nine- month periods ended September 30, 2001 was due primarily to impairment charges related to cost-basis investments and intangible assets and restructuring charges related to closure of business units. We expect to incur additional net losses in 2001.

Liquidity and Capital Resources

Since inception, we have experienced net losses and negative cash flows from operations. As of September 30, 2001, we had an accumulated deficit of $561.6 million. We have financed our activities largely through issuances of common and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through September 30, 2001, our aggregate net proceeds have been $272.2 million from issuing equity securities and $52.3 million from issuing debt securities. As of September 30, 2001, we had $3.1 million in cash, cash equivalents and short-term investments, of which $233,000 of such amounts is characterized as restricted cash to secure our obligations under certain letters of credit. As of September 30, 2001, we had $2.5 million in marketable equity securities. These marketable equity securities are not highly liquid securities as they are thinly traded. Our primary investment in marketable equity securities is in ROI, which is subject to put and call provisions. The put provision provides us the right to sell our shares in ROI to ROI should their stock price close less than $2.01 per share and the call provision provides ROI the right to purchase our shares in ROI should their stock price close above $3.99 per share. Additionally, the ROI common stock shares are not currently registered with the Securities and Exchange Commission.

Net cash used in operating activities was $31.6 million for the nine-month period ended September 30, 2001, compared to $66.0 million for the same period in 2000.

Net cash provided by investing activities was $39.7 million for the nine-month period ended September 30, 2001, compared to net cash used in investing activities of $59.9 million for the same period in 2000. The change was due primarily to no purchases of short-term investments in the nine-month period ended September 30, 2001, compared to the purchases of $130.8 million for the same period in 2000, the decrease in the sales of short-term investments for the nine-month period ended September 30, 2001 of $38.8 million, compared to $112.9 million for the same period in 2000, the decrease in the proceeds from sales of investments for the nine-month period ended September 30, 2001 of $920,000, compared to $9.2 million for the same period in 2000, the decrease in purchases of property and equipment of $53,000 for the nine-month period ended September 30, 2001, compared to $18.2 million for the same period in 2000, the decrease in investments in equity and debt securities and other assets of $4,000 for the nine-month period ended September 30, 2001, compared to $15.0 million for the same period in 2000, and the decrease in acquisition of businesses of nil for the nine-month period ended September 30, 2001, compared to $18.1 million for the same period in 2000.

Net cash used in financing activities was $16.7 million for the nine-month period ended September 30, 2001, compared to cash provided by financing activities of $132.2 million for the same period in 2000. The change was due primarily to the repayment of line of credit of $10.1 million and repayment of long-term debt obligations of $6.6 million for the period ended September 30, 2001 compared to the closing of our public offering on February 18, 2000 of 527,574 shares of common stock at $217.50 per share, which resulted in proceeds to us net of underwriters' fees and commissions of $108.7 million, borrowings on line of credit, net of loan fees paid of $9.1 million and proceeds of $20.0 million in debt financing for the nine-months ended September 30, 2000.

In March 1999, we entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan (term loan), a $4.0 million bridge loan and a line of credit of up to $2.5 million. On May 10, 2001, we repaid our obligation under the loan and security agreement. The term loan balance was $1.4 million as of March 31, 2001. The obligation was repaid with the cash that had been restricted for this purpose.

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

On September 28, 2000, we sold $20.0 million of convertible notes (Convertible Notes) and warrants to CVI, a private institution, pursuant to a securities purchase agreement (Securities Purchase Agreement). The notes had a one-year term. The original conversion price for the notes was 95% of the average closing bid price of our common stock during a 20-day trading period prior to the conversion date (which automatically occurs upon the effectiveness of a registration statement filed with the Securities and Exchange Commission), subject to a maximum conversion price of the lower of our common stock's closing bid price the day prior to closing or $112.50 per share. On October 26, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on December 4, 2000. Also at closing, we issued warrants to purchase 270,043 shares of our common stock to the private institution at an exercise price of $155.55 per share. The warrants were immediately exercisable and expired five years from closing. Immediately after the effective date, $5.0 million of the notes were converted into common stock. The terms of the notes were also amended such that the conversion price was set at $25.20 per share. In May 2001, $4.0 million of the notes were converted into common stock

On April 3, 2001, we received a notice of default from CVI for an alleged violation of certain provisions of Article VI of the Convertible Notes relating to the breach of certain negative financial covenants contained in our Credit Agreement with Imperial Bank and the breach by us of certain material terms of the Securities Purchase Agreement dated as of September 28, 2000. The notice of default demanded that we redeem the Convertible Notes on or before April 9, 2001 for an amount equal to $17.25 million, which amount represents 115% of the aggregate principal amount of the remaining Convertible Notes. We responded to the notice of default on April 4, 2001 and denied that an event of default occurred under the Notes. If we become insolvent or enter into a liquidation proceeding, after payment to our creditors there is likely to be insufficient assets remaining for any distribution to shareholders.

On July 25, 2001, we restructured the $20 million convertible notes, with a face value of $11 million and all warrants, with a payment of $2.2 million and issuance of a $1.5 million non-interest bearing convertible promissory note (Settlement Note). The Settlement Note has a term of 18 months and is convertible, at any time, into common stock at an exercise price of $2.00 per share at the option of the holder. Additionally, the restructuring eliminates any event of default under the prior convertible notes. Additionally, CVI did not release its claim against us, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. CVI agreed not to assert a claim in excess of the principal amount of $20 million less any value received pursuant to the Settlement Agreement. We are vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on us in one or more future periods.

On July 10, 2001, we entered into a Common Stock Purchase Agreement (Agreement) with Cody Holdings Inc. (Investor) to provide us with up to $18 million in equity financing (Equity Line). Under the terms of the Agreement, we will have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at our discretion. If we choose to draw down on the Equity Line, we will use the proceeds of the financing for general corporate purposes. We filed with the Securities and Exchange Commission a registration statement on Form S-1 to effect the registration of these shares prior to drawing on this equity line and the SEC declared the registration statement effective on September 28, 2001. In October 2001, we initiated a draw down of $25,000.

In connection with the Equity Line, we also issued to the Investor a warrant to purchase up to 350,000 shares of the common stock at an exercise price of $0.57 per share (Warrants). The Warrants have a term of five years and the exercise price of the Warrants is subject to antidilution adjustments. We also issued warrants to purchase 350,000 shares of the common stock at an exercise price of $0.57 per share to a placement agent, and certain of its affiliates, as a finder's fee (Placement Agent Warrants). The Placement Agent Warrants also have a term of five years. The Warrant and the Placement Agent Warrants and the common stock issuable upon the exercise of such warrants were not registered under the Securities Act of 1933, and were granted pursuant to an exemption set forth in Section 4(2) thereunder.

We believe that our cash reserves and cash flows from operations will be adequate to fund our operations through December 2001. Consequently, we will require substantial additional funds to continue to operate our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders or the party from whom we secured our equity line of credit, which we may not be able to obtain. If additional financing is not available, we may need to change our business plan, sell or merge our business, or file a petition in bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company. Our future capital requirements depend upon many factors, including, but not limited to:

     o the level of revenues in 2001, which we expect to decline from 2000 levels;

     o    the rate at which we are able to reduce expense levels;

     o the extent to which we develop and upgrade our technology and data network infrastructure;

     o the occurrence, timing, size and success of any asset dispositions in which we may engage; and

     o    the  scope  and  success  of  our  restructuring  efforts,   including
          reductions in our workforce.

Our plans for financing may include, but are not limited to, the following:

     o engaging a financial advisor to explore strategic alternatives, which may include a merger, additional asset sales, or another comparable transaction;

     o    raising  additional  capital to fund continuing  operations by private
          placements   of  equity   and/or  debt   securities   or  through  the
          establishment of other funding facilities; and

     o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes accounting and reporting standards for business combinations to use the purchase method. The effective date of SFAS No. 141 is June 30, 2001. All acquisitions by the Company have been accounted for using the purchase method. The Company is evaluating the impact of adopting SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. The statement eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 14, 2001. We are evaluating the impact of adopting SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 5, 2001. We are evaluating the impact of adopting SFAS No. 144.

Additional Factors That May Affect Future Results

You should carefully consider the risks described below and the other information in this quarterly report. While we have attempted to identify the primary known risks and uncertainties that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information in this quarterly report, including the consolidated financial statements and related notes and the risks discussed in the "Factors Affecting Our Operating Results, Business and Stock Price" section included in our December 31, 2000 10-K filed on April 17, 2001, as amended by Form 10-K/A on April 30, 2001, with the Securities and Exchange Commission.

Risks Related to Our Business

Our future capital requirements are likely to be substantial and we may not be able to obtain financing on favorable terms, if at all, and we have received a "Going Concern" opinion from our accountants.

Our future capital requirements depend upon many factors, including, but not limited to:

     o the level of revenues in 2001, which we expect to decline from 2000 levels;

     o    the rate at which we are able to reduce expense levels;

     o the extent to which we develop and upgrade our technology and data network infrastructure;

     o the occurrence, timing, size and success of any asset dispositions in which we may engage; and

     o    the  scope  and  success  of  our  restructuring  efforts,   including
          reductions in our workforce.

We believe that our cash reserves and cash flows from operations will be adequate to fund our present operations through December 2001. However, we will require substantial additional funds in the future. Our plans for financing may include, but are not limited to, the following:

     o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, or another comparable transaction;

     o    raising  additional  capital to fund continuing  operations by private
          placements   of  equity   and/or  debt   securities   or  through  the
          establishment of other funding facilities; and

     o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations.

We have secured an $18 million equity line of credit, under which we have the right, but not the obligation during the eighteen month term of the agreement to obtain equity financing through the issuance of common stock in a series of periodic draw downs at a discount to the market price at the time of sale. In October 2001, we initiated a $25,000 draw down. While we have secured such financing, many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders or the party from whom we secured our equity line of credit, which we may not be able to obtain. If additional financing is not available, we may need to change our business plan, sell or merge our business, or file a petition in bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase the risk or perceived risk of our company.

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

Our OTC Bulletin Board Listing could make it more difficult to raise capital.

On August 29, 2001, our common stock was delisted from the Nasdaq National Market. Our common Stock is presently listed on the OTC Bulletin Board which is viewed by most investors as a less desirable and less liquid marketplace. Among other things, our common stock constitutes "penny stock," which places an increased regulatory burden upon brokers, making them less likely to make a market in our common stock. The loss of our Nasdaq National Market status may make it more difficult for us to raise capital or complete acquisitions and may also complicate compliance with state blue sky laws.

Furthermore, our continued listing on the OTC Bulletin Board is not assured. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the Securities and Exchange Commission.

Several of our board members have resigned. Our board currently has three independent members and one management member. There can be no assurances that there will not be additional resignations or that suitable replacement board members can be found.

We have a history of losses.

We incurred net losses of $24.7 million for the year ended December 31, 1998, $75.9 million for the year ended December 31, 1999, $262.0 million for the year ended December 31, 2000 and $194.3 million for the nine-months ended September 30, 2001. At September 30, 2001, we had an accumulated deficit of $561.6 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development. As a result, we must generate significant revenues to achieve and maintain profitability. There can be no assurance that we will ever become profitable on an annual basis. We expect that our sales and marketing research and development and general and administrative expenses will decrease in absolute dollars but may increase as a percentage of revenues.

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

Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, such as:

     o declines in the number of businesses and merchants to which we provide our products and services;

     o the amount and timing of operating costs and expenditures relating to expansion of our operations; and

     o    the mix of products and services that we sell.

In addition, factors beyond our control may also cause our operating results to fluctuate, such as:

     o the announcement or introduction of new or enhanced products or services by our competitors;

     o registration services related to the introduction of new top level domains;

     o    a decrease in the growth of Internet usage; and

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

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are diversifying and changing the scope of our operations. In January 2001, we announced plans to discontinue the ShopNow.com marketplace that we launched in August 1998. In March 2001, we announced plans to discontinue our gaming and entertainment site, SpeedyClick.com. In recent months, we have increasingly focused on developing and providing technology infrastructure and online business services. Due to the recent shifts in our business focus, our historical results are likely not indicative of our future performance and you may have difficulty evaluating our business and prospects. While our operations have been changing, we have reduced our overall number of employees from 620 in October 2000 to 80 as of September 30, 2001. These changes in our business plan and reduction in personnel have placed, and will continue to place, a significant strain on our management systems, infrastructure and resources. Simultaneously, the reduction in our workforce may make it more difficult to execute and implement our business plan. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to train and manage our workforce. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to adapt to any of the foregoing areas efficiently and effectively could cause our business to suffer.

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

To successfully market and sell our products and online business services we must:

     o become recognized as a leading provider of technology infrastructure and online business services;

     o    enhance existing products and services;

     o add new products and services and increase awareness of these products and services;

     o    complete projects on time;

     o increase the number of businesses and merchants using our products and online business services; and

     o    continue  to  increase  the   attractiveness   of  the  eHost.com  and
          Freemerchant.com Web sites.

We face significant competition.

The market for our products and services is highly competitive, and we expect competition to intensify in the future. Barriers to entry are not significant. Our failure to compete effectively could result in the following:

     o fewer businesses and merchants using our technology infrastructure products and services;

     o the obsolescence of the technology underlying our products and services;

     o    a decrease in traffic on our Web sites; and

     o    a reduction in the prices of or profits on our products and services.

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

Many of our competitors and potential competitors have substantial competitive advantages as compared to us, including:

     o    larger customer or user bases;

     o the ability to offer a wider array of technology infrastructure products and solutions;

     o    greater name recognition and larger marketing budgets and resources;

     o    substantially greater financial, technical and other resources;

     o the ability to offer additional content and other personalization features; and

     o    larger production and technical staffs.

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

     o the U.S. government may, for any reason, reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

     o the Internet community may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system; and

     o ICANN may fail to approve our accreditation, or attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations.

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

Our success depends on the skills, experience and performance of our senior management and other key personnel, specifically including Dwayne Walker, our Chairman, Chief Executive Officer and President, N. Scott Dickson, our Chief Financial Officer and Secretary, Sanjay Anand, our Chief Information Officer, Anne-Marie K. Savage, our Executive Vice President, Joan Wright, our Executive Vice President, and Joseph Shatara, our Vice President. Many of our executive officers have joined us within the past three years. If we do not quickly and efficiently integrate these new personnel into our management and culture, our business could suffer. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer. Our current financial situation may make it more difficult to attract and retain key employees.

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

Our operations from foreign markets involve risks.

We are subject to risks specific to Internet-based companies in foreign markets. These risks include:

     o delays in the development of the Internet as a commerce medium in international markets;

     o    restrictions on the export of encryption technology; and

     o increased risk of piracy and limits on our ability to enforce our intellectual property rights.

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

A fundamental requirement for e-commerce is the secure transmission of confidential information of businesses, merchants and shoppers over the Internet. Among the e-commerce, hosting and marketing services we offer to merchants are security features such as:

     o    secure online payment services;

     o    secure order processing services; and

     o    fraud prevention and management services.

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

We do not currently collect sales or other similar taxes on products sold by us and delivered into states other than Washington and California. However, one or more states or foreign countries may seek to impose sales, value added or other tax collection obligations on out-of-state or foreign companies engaging in e-commerce. In addition, any new operation in states outside of those for which we currently collect sales tax could subject shipments into these states to state or foreign sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales, value added or other similar taxes on the sale of merchandise or services could result in liability for penalties as well as substantially higher expenses incurred by our business.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of September 30, 2001.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On May 22, 2001, Capital Ventures International ("CVI") filed suit against the Company in the United States District Court for the Southern District of New York under Civil Action No. 01CV-4390 ("Complaint"). On July 25, 2001, the Company entered into a settlement agreement with CVI ("Settlement Agreement") with respect to certain claims arising out of the Securities Purchase Agreement dated as of September 28, 2000 between the Company and CVI, and all amendments thereto, and all documents (other than the Registration Rights Agreement) executed in connection therewith (collectively referred to as the "Contract"). Pursuant to the Settlement Agreement, CVI released the Company, and the Company released CVI, from all claims, demands and causes of action, whether direct or indirect, known or unknown, which either CVI or the Company owned or held against the other based upon the Contract. However, CVI did not release (a) CVI's claim against the Company for an alleged violation of section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, stated in count I of its Complaint, (b) CVI's claim against certain individual officers and current and former directors mentioned in the Complaint (the "individual defendants") for an alleged violation of section 20(a) of the Securities Exchange Act of 1934, stated in count II of the Complaint, and (c) CVI's claim for fraudulent inducement set forth in count III of the Complaint. CVI agreed that in partial consideration for its receipt of a $2.2 million cash payment and a $1.5 million convertible promissory note, CVI would not, in prosecuting its claims against the Company and the Individual Defendants preserved under the Settlement Agreement, assert a claim in excess of the principal amount of $20 million less any value received (and not returned, paid-over or disgorged as more fully described in the Settlement Agreement) pursuant to the Settlement Agreement. The parties agreed to promptly execute and file a stipulated order of dismissal with prejudice of counts IV through VI of the Complaint.

On December 20, 2000, an action was initiated in Los Angeles Superior Court styled Futurist Entertainment, Inc. v. Network Commerce, Inc., Jackie Sutphin, SpeedyClick.com, Case No. BC242139. In the complaint plaintiff alleged, among other things, breach of contract and business torts against defendants relating to a Development and Website Agreement between Futurist Entertainment, Inc. ("Futurist") and Network Commerce dated February 25, 2000. The website was to serve as the official website for the Jackson 5's upcoming album and world tour. Plaintiff alleged damages "in an amount yet to be ascertained, but in no event less than $4,400,000." On July 9 2001, the Company and Futurist entered into a Settlement Agreement. Under the terms of the settlement, Futurist and the Company entered into a mutual release of claims and the lawsuit was dismissed with prejudice.

On September 26, 2001 the Company filed a lawsuit against Return on Investment Corporation ("ROI") in the Superior Court of King County, Washington. In the complaint the Company alleges ROI's breach of implied duties of good faith and fair dealing, and breach of warranty arising out of the Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001 ("Merger Agreement") which provided for ROI's acquisition of the Company's subsidiary, GO Software, Inc. The Company is seeking specific performance of a clause in the Merger Agreement requiring ROI to register with the Securities and Exchange Commission certain shares of ROI's Common Stock that were delivered to the Company under the Merger Agreement. Given the preliminary stage of this proceeding, the Company cannot provide an evaluation of the likelihood of a favorable outcome for the Company.

On September 26, 2001, Jan Sherman, James Michaelson and Jason Elkin filed a complaint captioned In re: Network Commerce Inc. Securities Litigation (Case No. C01-0675L) in the United States District Court for the Western District of Washington. The complaint was filed under the same cause number as the original complaint filed on May 10, 2001 by Jan Sherman against the Company and the other defendants named therein. The lawsuit seeks unspecified damages and certification of a class consisting of purchasers of the Company's common stock during the period from September 28, 1999 through April 16, 2001. The complaint names as defendants the Company, Dwayne M. Walker, certain current and former directors and certain underwriters. The Company is vigorously defending this lawsuit. Nevertheless, an unfavorable resolution of these lawsuits could have a material adverse effect on the Company in one or more future periods.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Between June 30, 2001 and September 30, 2001, the Company issued and sold unregistered securities as set forth below:

On July 10, 2001, the Company entered into a Common Stock Purchase Agreement ("Agreement") with Cody Holdings Inc. ("Investor") to provide the Company with up to $18 million in equity financing ("Equity Line"). Under the terms of the Agreement, the Company will have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at our discretion. If the Company chooses to draw down on the Equity Line, the Company will use the proceeds of the financing for general corporate purposes. The Company filed with the Securities and Exchange Commission a registration statement on Form S-1 to effect the registration of these shares prior to drawing on this equity line, and the SEC declared the registration statement effective on September 28, 2001.

In connection with the Equity Line, the Company also issued to the Investor a warrant to purchase up to 350,000 shares of the Company's common stock at an exercise price of $0.57 per share ("Warrants"). The Warrants have a term of five years and the exercise price of the Warrants is subject to antidilution adjustments. The Company also issued warrants to purchase 350,000 shares of the common stock at an exercise price of $0.57 per share to a placement agent, and certain of its affiliates, as a finder's fee ("Placement Agent Warrants"). The Placement Agent Warrants also have a term of five years.

No underwriters were engaged in connection with these issuances and sales. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Between July 1, 2001 and September 30, 2001, the Company issued no shares of common stock in conjunction with the exercise of options granted under the Company's stock option plans. No options were granted outside of the Company's stock option plans. These securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Rule 701 promulgated under the Securities Act of 1933. Where Rule 701 was not available, the securities were issued in transactions exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
None.

ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number   Description

10.1      Offer of Employment for N. Scott Dickson dated August 6, 2001.

(b)  Reports on Form 8-K

         Form 8-K filed July 2, 2001
         Form 8-K filed  July 16, 2001
         Form 8-K filed July 31, 2001
         Form 8-K/A filed July 31, 2001
         Form 8-K filed August 7, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NETWORK COMMERCE INC.



Date: November 14, 2001
                                         By:   /s/ Dwayne M. Walker
                                              ------------------------------
                                              Dwayne M. Walker
                                              Chief Executive Officer

                                         By:   /s/ N. Scott Dickson
                                              ------------------------------
                                              N. Scott Dickson
                                              Chief Financial Officer

                                 EXHIBIT INDEX

Number   Description

10.1      Offer of Employment for N. Scott Dickson dated August 6, 2001.