Form 10-K
period 2001-12-31
NETWORK COMMERCE INC
filed 2002-04-01
CIK 1087879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 2001


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


          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of voting stock held by nonaffiliates of the registrant was $513,252 as of March 18, 2002, based on the closing sale price of such stock on the OTC Bulletin Board on that date.

There were 5,893,110 shares of common stock outstanding as of March 18, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

ITEM 1. BUSINESS

The matters discussed in this Form 10-K contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. In addition, the forward-looking statements relating to our future operations are based on the assumption that we are able to continue as a going concern. Readers are cautioned, however, that we may be required to significantly alter our business operations in order to continue operations. In such event, our operating plans and business may be significantly altered from the forward-looking statements made herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors Affecting Our Operating Results, Business and Stock Price" as well as those discussed in this section and elsewhere in this report.

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

Overview and General Development of Business

Established in 1994, we are a technology infrastructure and services company that offers technology and business services that includes domain registration, hosting, and online marketing services. We are headquartered in Seattle, Washington.

In January 2001, we restructured Network Commerce into NCI Marketing and NCI Hosting divisions. NCI Marketing includes online marketing services and various online marketplaces. The online marketplaces were closed in March 2001. NCI Hosting includes domain registration, hosting, and other online business services. As a result of this restructuring, certain of our previous business units and offerings were shut down. The restructuring efforts during 2001 have resulted in the shutdown of SpeedyClick.com and the sales of Ubarter.com, GO Software, Internet Domain Registrars and FreeMerchant.com. Our current focus is domain registration, hosting, online business services and online marketing services as well as licensing certain of our software patents.

On June 15, 2001, we completed a 1-for-15 reverse split of our outstanding common stock. Upon the effectiveness of the reverse stock split, 15 shares of Common Stock were converted and reclassified as one share of post-split common stock, and each existing stock certificate represented one-fifteenth the number of shares shown thereon. Fractional shares were rounded up. The reverse stock split was effective and applied to shareholders of record immediately prior to the opening of trading on the Nasdaq National Market on Monday, June 18, 2001. Except as otherwise noted herein, all common stock share and per share amounts have been adjusted to reflect the reverse split.

We are currently exploring strategic alternatives, which may include a merger, multiple asset sales, additional equity or debt investment in the Company or a financial restructuring, the results of which, if any, may materially affect our business operations and financial statements. Absent any such restructuring or financial transaction that provides significant additional funding to the Company, our ability to continue business as a going concern beyond the second quarter of 2002 will be severely challenged. Please refer to the detailed disclosures contained in our financial statements, "Factors Affecting Our Operating Results, Business and Stock Price" and elsewhere in this annual report for additional disclosures on our business condition.

As used in this annual report, the terms "we," "Network Commerce," and "the Company" mean Network Commerce Inc. and its subsidiaries.

Financial Information about Industry Segments

A summary of net sales to unaffiliated customers, operating earnings (for fiscal years ended December 31, 2000 and 2001 only) and identifiable assets attributable to our business segments for fiscal years 1999, 2000 and 2001 is incorporated by reference to Note 18 of our Consolidated Financial Statements for the year ended December 31, 2001.

Industry Background

Challenges to Conducting Business over the Internet

Businesses and individuals are increasingly finding they need an online presence to take advantage of the rapid growth and benefits of the Internet. To conduct business online effectively and efficiently, however, businesses must address a number of challenges:

* Establishing and Maintaining A Presence on the Internet. Businesses and individuals must be able to easily and cost-effectively establish a presence on the Internet. Especially for very small businesses, the benefits must outweigh the costs, which include items ranging from domain name registration to hosting to building a Web site presence.

* Building and Maintaining an Online Presence. Businesses and individuals must design and implement the look and feel of their online presence through custom Web sites in a way that provides a rich, easy-to-use and generally satisfying end-user experience. Technologies and services must be easy to use and affordable to create a low-cost entry point.

* Targeting Customers Efficiently. Businesses must be able to have online access to potential customers with the demographics to successfully promote their businesses.

* Visibility and Customer Acquisition. Businesses need to effectively communicate with their targeted online audience to maximize the number of visits to, and purchases from, their Web sites. Online merchants seeking to establish a brand and traditional businesses with established brands both need to create visibility online and to differentiate themselves from the significant number of competitors selling products and services on the Internet. Achieving widespread brand recognition and customer loyalty in a crowded market where consumers are inundated with Internet-related advertising requires a comprehensive and focused marketing strategy to reach the desired audience.

In light of these challenges and many others, businesses that choose to internally develop and maintain an Internet presence must invest a significant amount of capital and technical resources. Technology infrastructure evolves rapidly, necessitating timely implementation and upgrades. The lengthy and often cost-prohibitive nature of in-house development and maintenance has caused an increasing number of businesses and merchants to outsource some or all of their e-commerce capability development to third-party service providers.

As technologies evolve, businesses have an increased need and demand for outsourced hosting, marketing and e-commerce solutions.

The Network Commerce Solution

We provide a technology and services platform including domain registration, hosting, and online marketing services.

Key benefits of our solution include:

* A Suite of Technology and Services. We provide businesses and individuals with the ability to establish a presence on the Internet and market products and services via online marketing services. Our technologies and services are presented in a way that makes establishing and managing an online presence easy and affordable for businesses and individuals.

* Access to an Extensive Database of Customers. We have established an extensive database of customers and prospects which we can access to cross-promote our own products and services, or those of third-party customers.

* A Do-It-Yourself Solution. With the growth in the number of small- and medium-sized businesses online, and the number of individuals wishing to establish a personal presence online, our products and services are highly automated and easy to use for people with little or no technology background.

* Technology Platform. We provide a flexible, scaleable technology platform from which we can tailor solutions to meet the changing needs of our customers. We have serving and hosting capabilities that enable our clients to outsource the storage and transmission functions of their online operations. This technology provides merchants with a high level of reliability. Using data centers with redundant servers, monitoring and high speed Internet connections; we can provide customers with the performance they require for their hosting and online marketing operations.

Strategy

Our goal, assuming appropriate funding, is to be a provider of technology infrastructure, business services and online marketing services for businesses and individuals. We plan to achieve this goal through many strategies, such as:

* Expand Technology Infrastructure and Services Offerings for Businesses and Individuals. We plan to continue to add new features and functionality to our technology and services packages, including expanding our domain registration, hosting services, our online marketing services and licensing our patents.

* Domain Registration And Hosting Services. We plan to continue to expand our domain registration and hosting capabilities. We plan to continue to adopt new strategies to bridge our domain registration and hosting capabilities and encourage businesses and individuals who register domains to utilize our other technologies and services.

* Online Marketing Services. We plan to continue to increase our online customer and prospects databases and expand the profiles for each user in order to provide more highly targeted marketing services to customers of our online marketing solutions.

Our Products and Services

Technology Infrastructure and Services

We provide a technology and services platform, including:

* Hosting Services. Network Commerce offers domain name registration and hosting packages for businesses and individuals wishing to establish an Internet presence. Standard features include online storage, high speed data transfer, secure account control, email POP/Webmail accounts, Web site statistics, Secure Sockets Layer (SSL) servers and many additional technologies and services. As part of our overall technology and services package, our hosting services provide small and medium-size businesses with an affordable way to get started online.

* Online Marketing Services. Utilizing our online customer and prospect databases, Network Commerce sends emails for third parties and to market and cross-promote merchandise, products and services. The lists are often demographically segmented, such as by: gender, residential location, marital status, family size, occupation, income, purchasing choices and patterns, and interests. The emails usually contain offers, alerts, news, or other information. Network Commerce offers a full suite of solutions to clients with an a la carte option: develop email-relevant content, design clients' creative email format (Flash, HTML, text-only, etc.), provide targeted mailing lists, send email campaigns, and track results (open rates, click-throughs, response rates, etc). Network Commerce's email lists were generated internally and licensed or purchased from third parties. Network Commerce will need to license or purchase new customer data, email addresses and profiles in the future to maintain and grow its business.

Customers

As of December 31, 2001, Network Commerce had approximately 6,500 hosted customer sites and over 20,000 domain customers.

Sales and Marketing

Sales

Our sales strategy is designed to expand our business specifically through the increased acquisition of paying customers and through development of additional revenue opportunities by cross-selling and up-selling additional products and services to our existing customers. Our direct and indirect sales organization targets businesses seeking our domain registration, hosting and online marketing services. These employees are currently located at our headquarters in Seattle, Washington. Our success in these areas will depend on our ability to cultivate larger and more highly targeted databases of customers and our ability to maintain and grow our sales organization.

Marketing

We currently employ a variety of online and offline marketing programs, business development and promotional activities as part of our marketing strategy. We place advertisements on third-party sites and conduct online email marketing, utilize print advertising and other marketing strategies. We also rely on relationship marketing, including email marketing and indirect advertising arising through use of our services.

Technology and Infrastructure

Our products and services require the development and deployment of advanced technologies and methodologies. Consequently, we have invested in licensing advanced technologies and in developing a core set of technologies. Our third-party vendors provide relational databases and various back-end automation technologies. We have a large array of proprietary technologies that cover payment processing, hosting, commerce, digital content delivery, search and many other technology and business areas.

Our software runs on system hardware that is hosted in-house and leased at a third-party data center located in Seattle, Washington. These data centers are connected to our headquarters in Seattle through a high-speed network. These data centers, as well as the system hardware are located at our headquarters in Seattle, are connected to back-up generators and to the Internet through multiple Internet service providers. Our systems are redundant to some degree, and we maintain multiple clustered high-speed routers, multiple clustered load balancing hardware, multiple Web servers and multiple application and database servers. Data for our networks is stored on dedicated high-speed and redundant disk appliances that may provide access to the data even if individual disk drives, computers and power supplies fail. Data may be backed up and is stored onsite and sometimes off site to provide for data recovery, if possible, in the event of a disaster.

Network Commerce currently manages more than 6,500 hosted customer sites, more than 200 servers, and a large telecommunications infrastructure.

We believe that part of our future success will depend in part on our ability to license, develop and maintain advanced technologies and retain key technical personnel.

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

We have been issued three United States patents and currently have additional patent applications pending. Our online marketing technology collects and uses data derived from user activity. This data is intended for targeted marketing and predicting advertisement performance. Although we believe that we have the right to use such data, trade secret, copyright or other protection may not be available for such information or others may claim rights to such information. In addition local, state and federal government agencies may determine that we are not allowed to send marketing advertisement or collect data of users

Research and Development

Our research and development efforts have historically been directed toward improving the design and functionality of our ad serving technology, improving our network systems and enhancing the technology underlying the features of our products and services. We anticipate reducing our research and development investment in 2002.

Competition

The market for Internet technology infrastructure and services is intensely competitive, highly fragmented and rapidly changing. Barriers to entry are not significant and we expect competition to intensify in the future.

The number of companies providing products and services that compete with ours is large. Many of our competitors and potential competitors have substantially greater financial, technical, marketing and other resources. We expect that additional companies which to date have not had a substantial commercial presence on the Internet or in our markets, will offer competing products and services. In addition, as the use of the Internet and online products and services increases, larger well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of Internet technology infrastructure and services, and existing providers of Internet technology infrastructure and services may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of Web directories and information services may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face.

Employees

At March 15, 2002, we had approximately 52 employees. We are not subject to any collective bargaining agreements.


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

Our future capital requirements depend upon many factors, including, but not limited to:

*    the level of revenues in 2002, which we expect to decline from 2001 levels;

*    the rate at which we are able to reduce expense levels;

*    the rate at which our overall losses improve or deteriorate;

* the extent to which we develop and upgrade our technology and data network infrastructure;

* the occurrence,timing, size and success of any asset dispositions in which we may engage;

* the shut down or other disposition of one or more of our divisions or assets;

* the scope and success of our restructuring efforts, including reductions in our workforce;

*    the scope of any reduction of any of our business activities;

*    the scope and degree of market recovery and performance;

* the scope and degree of acceptance of our products and services by our target customers and

*    other business and economic factors that may occur from time to time.

We believe that our cash reserves and cash flows from operations may be adequate to fund our present operations through June 2002. However, we will require substantial additional funds in the future. Our plans, which may or may not occur, for financing may include, but are not limited to, the following:


* engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, the shut down of assets or divisions, joint ventures or another comparable transaction;

* raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities;

* forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

* loans from management or employees, salary deferrals or other cost cutting mechanisms.

We secured an $18 million equity line of credit, under which we have the right, but not the obligation, during the eighteen-month term of the agreement to obtain equity financing through the issuance of common stock in a series of periodic draw downs at a discount to the market price at the time of sale. The amount, if any, of capital draw down from this equity line may not be adequate to fund our operation. Furthermore, we may not have adequate trading volume or stock price to draw down from our equity line. Through December 31, 2001, we have only drawn $25,000 from the $18 million equity line. While we attempt to secure financing, many companies in the Internet industry, including us, have experienced difficulty raising additional financing over the last 18 months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, shareholders or the party from whom we secured our equity line of credit, which we may not be able to obtain. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, close business units, sell assets or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and our issuance of debt securities could increase our risk or perceived risk. As of December 31, 2001, our stock price and trading volume of our common shares had fallen below the established minimum levels at which we can initiate a draw down under the equity line of credit.

Our inability to secure additional financing would have a material adverse effect on whether we would be able to successfully implement our proposed business plan and our ability to continue as a going concern. Our independent accountants have issued a "going concern" opinion in their report to our financial statements for the year ended December 31, 2001, citing recurring operating losses and reduced working capital. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.

Failure to restructure payments to our creditors could result in our bankruptcy.

We are receiving pressure for payments from trade creditors and are seeking to restructure the payment terms; however, there is no assurance that we will be able to do this. If we are unable to reach agreement with certain trade creditors, long-term debt holders and our real estate landlord regarding the restructuring of payment terms, our creditors may seek to file a petition in bankruptcy against us, or we may need to seek protection of the bankruptcy court. Even if we are successful in restructuring our obligations, we may need additional capital to avoid bankruptcy. If we file for bankruptcy protection, there can be no assurances that we can or will emerge from bankruptcy as a going concern.

We have a history of losses.

We incurred net losses of $24.7 million for the year ended December 31, 1998, $75.9 million for the year ended December 31, 1999, $262.0 million for the year ended December 31, 2000 and $202.1 million for the year ended December 31, 2001.

At December 31, 2001, we had an accumulated deficit of $569.4 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development. As a result, we must generate significant revenues to achieve and maintain profitability. There can be no assurance that we will ever become profitable on an annual basis. We expect that our sales and marketing research and development and general and administrative expenses will decrease in absolute dollars from 2001 to 2002 but may increase as a percentage of revenues.

Our business model is unproven and changing.

The Internet, on which our business model relies, is still unproven as a business medium and has experienced significant industry slow down during the last year. Accordingly, our business model may not be successful, and we may need to change it. Our ability to generate sufficient revenues to achieve profitability or become cash flow positive will depend, in large part, on our ability to successfully market our technology infrastructure services and our ability to secure additional capital and restructure our debts.

Our future revenues are unpredictable and we expect our operating results to fluctuate from period to period.

Our business model continues to evolve. Therefore, we have limited experience in planning the financial needs and operating expenses of our business. It is difficult for us to accurately forecast our revenues in any given period. If our revenues in a particular period fall short of our expectations, we will likely be unable to quickly adjust our spending in order to compensate for that revenue shortfall.

Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, such as:


* declines in the number of businesses to which we provide our products and services;

* the amount and timing of operating costs and expenditures relating to our operations;

*    the mix of products and services that we sell;

* the shutting down or paring back one or more business units or product lines; and

*    the ability to maintain our telecommunications infrastructure.

In addition, factors beyond our control may also cause our operating results to fluctuate, such as:

* the announcement or introduction of new or enhanced products or services by our competitors;

* the failure or lack of access to our telecommunications infrastructure or technical staff;

*    registration services related to the introduction of new top level domains;

*    a decrease in the growth of Internet usage; and

*    the pricing policies of our competitors.

Period-to-period comparisons of our operating results are not a good indicator of our future performance, particularly in light of changes in our business focus.

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

To successfully market and sell our products and online business services we must:

* become recognized as a leading provider of technology infrastructure and online business services;

*    enhance existing products and services;

* add new products and services and increase awareness of these products and services;

*    complete projects on time;

* increase the number of businesses using our products and online business services;

*    continue to increase the attractiveness of our Web site and services; and

*    retain key business, technical, customer service and financial personnel.

We face significant competition.

The market for our products and services is highly competitive, and we expect competition to intensify in the future. Barriers to entry are not significant. Our failure to compete effectively could result in the following:

*    fewer businesses using our technology infrastructure products and services;

*    the obsolescence of the technology underlying our products and services;
     and

*    a reduction in the prices of or profits on our products and services.

The number of companies providing technology infrastructure services, hosting services and marketing services is large and increasing at a rapid rate. Many of our competitors and potential competitors have substantial competitive advantages as compared to us, including:

*    larger customer or user bases;

* the ability to offer a wider array of technology infrastructure products and solutions;

*    greater name recognition and larger marketing budgets and resources;

*    substantially greater financial, technical and other resources;

*    the ability to offer additional content and other personalization features;
     and

*    larger production and technical staffs.

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

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are changing the scope of our operations. In recent months, we have focused on developing and providing technology infrastructure and online business services. Due to the shift in our business focus, our historical results are likely not indicative of our future performance and you may have difficulty evaluating our business and prospects. While our operations have been changing, we have reduced our overall number of employees from 620 in

January 2001 to 52 as of March 15, 2002. These changes in our business plan and reduction in personnel have placed, and will continue to place, a significant strain on our management systems, infrastructure and resources. Simultaneously, the reduction in our workforce or future reductions in workforce may make it more difficult to execute and implement our business plan. We will need to continue to monitor our financial and managerial controls and reporting systems and procedures, and will need to continue to train and manage our workforce. Any failure to adapt to any of the foregoing areas or other areas efficiently and effectively could cause our business to suffer.

We trade on the over the counter market, which could make it more difficult for us to raise capital.

Our common stock is presently listed on the over the counter market. Our common stock has been delisted from the Nasdaq National Market effective as of August 29, 2001. The over the counter market is viewed by most investors as a less desirable and less liquid marketplace than the Nasdaq National Market. Our common stock constitutes "penny stock," which places increased regulatory burden upon brokers, making them less likely to make a market in our stock. The loss of our Nasdaq National Market status makes it more difficult for us to raise capital or complete acquisitions and also complicate compliance with state blue sky laws.

Our common stock purchase agreement with Cody Holdings and the issuance of shares to Cody Holdings under that agreement may cause significant dilution to our stockholders and may have an adverse impact on the market price of our common stock.

The resale by Cody Holdings of the common stock that it purchases from us pursuant to our equity line of credit will substantially increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, as all the shares we sell to Cody Holdings will be available for immediate resale, the mere prospect of our sales to Cody Holdings could depress the market price for our common stock. The shares of our common stock issuable to Cody Holdings under the equity line facility will be sold at a 10% discount to the volume-weighted average daily price of our common stock during the applicable drawdown period and the proceeds paid to us upon each drawdown will be net of a 6% placement fee to our placement agent, GKN Securities Corp., and an escrow agent fee of $1,000. If we were to require Cody Holdings to purchase our common stock at a time when our stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to Cody Holdings will therefore dilute the equity interest of existing stockholders and could result in a change in control of the Company and have an adverse effect on the market price of our common stock. Also, if we drawdown funds under our equity line facility at a time or times when our share price is relatively low, it would result in a significant issuance of stock by us, and a change in control of the Company could be effected.

The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

We may be unable to access all or part of our equity line facility.

The maximum draw down amount every 22 trading days is the lesser of $2,000,000 or 6% of the weighted average price of our stock for the 60 day period prior to the draw down multiplied by the total trading volume for that 60 day period. If our stock price and trading volume fall below established levels, then we will not be able to draw down additional funds pursuant to the equity line facility with Cody Holdings. During the past six months, our stock price ranged from a high of $0.30 to a low of $0.05 per share and our average daily trading volume was 30,084 shares. Based on our stock price and average trading volume as of December 31, 2001, we would be unable to make a draw down. In addition, business and economic conditions may not make it feasible to draw down pursuant to this facility. Furthermore, if we are unable to keep a registration statement effective for those shares of common stock subject to the equity line, or if we experience a material adverse change to our business that is not cured within 30 days, the common stock purchase agreement may terminate, or we may not be able to draw down any funds.

We are subject to certain limitations on the draw downs we can exercise under our equity line of credit.

We may exercise draw downs under our equity line of credit at our sole discretion subject to certain limitations, as provided in the Common Stock Purchase Agreement we executed with Cody Holdings, Inc. and dated July 10, 2001. We are permitted to exercise one draw down in the twenty-two day period from the date of our notice (indicating that we intend to exercise a draw down). We also have limitations as to the dollar amount we can draw down under the equity line of credit as follows:

*    the minimum amount is $100,000;

* the maximum amount is the lesser amount of (i) $2,000,000 and (ii) 6% of the EQY weighted average price field (as reported on Bloomberg Financial L.P. using the BLPH function) for our common stock for the 60 calendar days immediately prior to the first day of the draw down period (during which the price per share is being determined); and

* if the maximum amount is less than the minimum amount, the minimum amount that can be drawn down cannot be less than $50,000.

Our business may be seriously harmed by litigation alleging violations of local, state or federal securities laws.

Some of our current and former officers and directors, and some of the underwriters of our initial public offering of common stock in September 1999 are defendants in pending class action lawsuits that allege violations of federal securities laws in connection with our initial and secondary public offerings. Class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Such lawsuits, regardless of their outcome, may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In addition, such lawsuits may result in the payment by us of substantial damages and the rescission of the sale of shares in the initial public offering, and may otherwise seriously harm our business. See "Legal Proceedings." We are also party to numerous other lawsuits and legal matters in which we may be harmed or may receive benefit.

We cannot predict with any certainty the effect that new government and regulatory policies, or industry reactions to these policies, will have on our domain registration business.

Before April 1999, the domain name registration system for the .com, .net and ..org domains was managed by Network Solutions pursuant to a cooperative agreement with the U.S. government. In November 1998, the Department of Commerce recognized the Internet Corporation for Assigned Names and Numbers, commonly known as ICANN, to oversee key aspects of the Internet domain name registration system. We cannot predict with any certainty that future measures adopted by the Department of Commerce or ICANN will benefit us or that they will not materially harm our business, financial condition and results of operations. In addition, we continue to face the following risks:

* the U.S. government may, for any reason, reassess its decision to introduce competition into, or ICANN's role in overseeing, the domain name registration market;

* the Internet community may become dissatisfied with ICANN and refuse to recognize its authority or support its policies, which could create instability in the domain name registration system; and

* ICANN may fail to approve our accreditation, or attempt to impose additional fees on registrars if it fails to obtain funding sufficient to run its operations.

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

Our success depends on the skills, experience and performance of our senior management and other key personnel, specifically including Dwayne Walker, our Chairman and Chief Executive Officer and President; N. Scott Dickson, our Chief Financial Officer and Secretary, Anne-Marie K. Savage, our Executive Vice President and Joseph Shatara, our Vice President and other senior managers and the members of our board of directors. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer. Our current financial situation may make it more difficult to attract and retain key employees.

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

Our computer systems and telecommunications infrastructure may be vulnerable to system failures.

Our success depends on the performance, reliability and availability of the technology and telecommunications infrastructure supporting our products and services. Our revenues depend, in large part, on the number of businesses and consumers that use our products and services. This depends, in part, upon our actual and perceived reliability and performance. Any inability to provide our products and services could cause us to lose customers and therefore lose revenue. Substantially all of our computer and communications hardware is located at our facilities in Seattle, Washington. Our systems, telecommunications and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. Because we presently do not have fully redundant systems or a formal disaster recovery plan, a systems failure could adversely affect our business. In addition, our computer systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which may lead to interruptions, delays, loss of data or inability to process online transactions for our clients. We may be required to expend considerable time and money to correct any system failure. If we are unable to fix a problem that arises, we may lose customers or be unable to conduct our business at all.

Our business may be harmed by defects in our software, telecommunications and systems.

We have developed custom software for our network servers and have licensed additional software from third parties. This software may contain undetected errors or defects. We may be unable to fix defects in a timely or cost-effective manner.

We will need to expand and upgrade our systems in order to maintain customer satisfaction.

We must expand and upgrade our technology, transaction processing systems and network infrastructure if the number of businesses using our online business services, or the volume of traffic on our Web sites or our clients' Web sites, increases substantially. We could experience periodic capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our products or services or our Web sites, or when we must expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business.

Our operations from foreign markets involve risks.

We are subject to risks specific to Internet-based companies in foreign markets. These risks include:


* delays in the development of the Internet as a commerce medium in international markets;

*    restrictions on the export of encryption technology; and

* increased risk of piracy and limits on our ability to enforce our intellectual property rights.

We may be unable to adequately protect our intellectual property and proprietary rights.

We regard our intellectual property rights as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers and others to protect our proprietary rights. Despite our precautions, unauthorized third parties might copy portions of or reverse engineer our software and use information that we regard as proprietary. We currently have been granted three patents and have other patent applications pending in the United States Patent and Trademark Office covering different aspects of our product architecture and technology. However, there is no assurance that any pending patent application will result in an issued patent, or that our existing patents or any future patent will not be challenged, invalidated or circumvented, or that the rights granted under any patent will provide us with a competitive advantage. The laws of some countries do not protect proprietary rights to the same extent as do the laws of the United States, and our means of protecting our proprietary rights abroad may not be adequate. Any misappropriation of our proprietary information by third parties could adversely affect our business by enabling third parties to compete more effectively with us.

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

If the security provided by our hosting or marketing services is breached, we may be liable to our clients and our reputation could be harmed.

A fundamental requirement for e-commerce is the secure transmission of confidential information of businesses. Among the hosting and online marketing services we offer are security features such as:


*    secure online payment services;

*    secure order processing services; and

*    fraud prevention and management services.

Third parties may attempt to breach the security provided by our hosting or online marketing products and services or the security of our clients' internal systems. If they are successful, they could obtain confidential information about businesses, including their passwords, financial account information, credit card numbers or other personal information. We may be liable to our clients or to shoppers for any breach in security. Even if we are not held liable, a security breach could harm our reputation, and the mere perception of security risks, valid or not, could inhibit market acceptance of our products and services. We may be required to expend significant capital and other resources to license additional encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our clients might decide to stop using our products and services if we experience security breaches.

Any future growth may depend on our ability to successfully integrate the businesses we have acquired through acquisitions.

Our success depends on our ability to continually enhance and expand our technology platforms and our online business services including domain registration and hosting services in response to changing technologies, customer demands and competitive pressures. Consequently, we acquired complementary technologies or businesses in the past. Our integration of these acquired businesses, technologies and personnel, has been difficult since they have diverted management's attention from other business concerns and resulted in our entry into markets in which we had no direct prior experience. As a result we have been forced to sell three of these acquired businesses and shut down the operations of six others. If we are unable to grow our business or successfully integrate the remaining acquired businesses, it could cause us to lose business to our competitors, drain our financial resources and our operating results could suffer. We are and may continue to be subject to lawsuits and damages stemming from our prior mergers and acquisitions.


Risks Related To Our Industry

We are vulnerable to downturns experienced by other Internet companies or the Internet Industry in general.

We derive a significant portion of our revenue from other Internet companies and we own equity in a number of Internet companies. At the current time, some of these companies are having difficulty generating operating cash flow or raising capital, or are anticipating such difficulties, and are electing to scale back the resources they devote to advertising, including on our network. Other companies in the Internet industry have depleted their available capital and have ceased operations or filed for bankruptcy protection or may be expected to do so.

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

We depend on the growing use and acceptance of the Internet by businesses and shoppers as a medium of commerce. Rapid growth in the use of and interest in the Internet and online products and services is a recent development. No one can be certain that acceptance and use of the Internet and online products and services will continue to develop or that a sufficiently broad base of businesses and shoppers will adopt and continue to use the Internet and online products and services as a medium of commerce.

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

We do not currently collect sales or other similar taxes on products sold by us and delivered into states other than Washington. However, one or more states or foreign countries may seek to impose sales, value added or other tax collection obligations on out-of-state or foreign companies engaging in e-commerce. In addition, any new operation in states outside of those for which we currently collect sales tax could subject shipments into these states to state or foreign sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales, value added or other similar taxes on the sale of merchandise or services could result in liability for penalties as well as substantially higher expenses incurred by our business.

The Internet advertising market may deteriorate, or develop more slowly than expected, which could harm our business.

If the market for Internet advertising deteriorates, or develops more slowly than we expect, our business could suffer. Our future success is highly dependent on an increase in the use of the Internet, the commitment of advertisers to the Internet as an advertising medium, on the willingness of our potential clients to utilize the Internet for their advertising and marketing needs, and on our ability to sell services to advertising agencies. The Internet advertising market is relatively new and rapidly evolving. As a result, demand and market acceptance for Internet advertising services is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes and have allocated only a limited portion of their advertising budgets to Internet advertising. Also, we must compete with other companies who provide Internet advertising as well as traditional advertising media, including television, radio, cable and print, for a share of our clients' total advertising budgets. Our current and potential clients may find Internet advertising to be less effective than traditional advertising media for promoting their products and services, and therefore the market for Internet advertising services may deteriorate or develop more slowly than expected. In addition, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. The widespread adoption of such software could significantly undermine the commercial viability of Internet advertising.

The occurrence of extraordinary events, such as the attack on the World Trade Center and the Pentagon, may substantially decrease the use of and demand for online marketing and hosting over the Internet, which may significantly decrease our revenues.

The success of our business depends on the overall demand for our services and, in part, the growth of the Internet hosting and marketing industry. Hosting and marketing sales in general are sensitive to general economic conditions and consumer confidence. The terrorist attacks against the United States on September 11, 2001 and other recent terrorist activities have created significant economic and political uncertainties in an already weakened national economy. These increased uncertainties may have an adverse effect on the advertising and marketing industry, which may result in the reduction of our clients' advertising budgets, weaken demand for our hosting services and result in a decrease in our revenues. Any additional occurrences of terrorist attacks, war or other extraordinary events that capture significant attention worldwide may result in similar reductions in the use of and demand for advertising on the Internet and may significantly decrease our revenues for an indefinite period of time.

Legislation or regulations may be adopted that could impair our ability to provide our services to clients.

Legislation or regulations may be adopted that could impair our ability to provide our services to clients. The legal and regulatory environment governing the Internet is uncertain and may change. Laws and regulations may be adopted covering issues such as privacy, pricing, acceptable content, taxation, consumer protection and quality of products and services on the Internet. These laws and regulations could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as an advertising medium. In addition, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities or the activities of advertising networks or Web sites. Any of these developments could harm our business.

Our service offering includes email advertising and marketing services. The market for email advertising and marketing in general is vulnerable to the negative public perception associated with unsolicited email. Various states have enacted legislation and several bills have been introduced in Congress that limit or prohibit the use of unsolicited or solicited email. Government action, public perception or press reports related to solicited or unsolicited email could reduce the overall demand for email advertising and marketing in general and our email services in particular.

Any legislation enacted or regulation issued could dampen the growth and acceptance of the digital marketing industry in general and of our offering in particular. In response to evolving legal requirements, we may be compelled to change or discontinue an existing offering, business, or business model, or to cancel a proposed offering or new business. Any of these circumstances could have a material and adverse impact on our business, financial condition and results of operations. These changes could also require us to incur significant expenses, and we may not be able to replace the revenue lost as a consequence of the changes.

Risks Related To An Investment In Our Stock

Provisions of our charter documents and Washington law could discourage our acquisition by a third party.

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

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our shareholders. The issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of Network Commerce and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Prohibited transactions include, among other things:


* a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

*    termination of 5% or more of the employees of the target corporation; or

* allowing the acquiring person to receive any disproportionate benefit as a shareholder.

A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of Network Commerce. The foregoing provisions of our charter documents and Washington law could have the effect of making it more difficult or more expensive for a third party to acquire, or could discourage a third party from attempting to acquire, control of Network Commerce. These provisions may therefore have the effect of limiting the price that investors might be willing to pay in the future for our common stock.

Our stock price is volatile and we may be subject to litigation as a result of such volatility.

The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. Our stock price has and could continue to be subject to wide fluctuations in response to factors such as the following:

*    actual or anticipated variations in quarterly results of operations;

*    the addition or loss of businesses and individuals using our service;

* announcements of technological innovations, new products or services by us or our competitors;

*    changes in financial estimates or recommendations by securities analysts;

*    conditions or trends in the Internet, e-commerce and marketing industries;

* changes in the market valuations of other Internet or online service or software companies;

* our announcements of significant acquisitions, strategic relationships, joint ventures or capital commitments;

*    additions or departures of key personnel;

*    sales of our common stock;

*    general market conditions; and

*    other events or factors, many of which are beyond our control.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. In 2001, our stock price ranged from a high of $19.6875 to a low of $0.05 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We have been subject to litigation filed by our shareholders claiming violations of the securities laws and may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

Absence of dividends could reduce our attractiveness to investors.

Some investors favor companies that pay dividends, particularly in market downturns. We intend to retain any future earnings for funding growth and, therefore we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, the return on our shareholders' investments likely depends on their ability to sell our stock for a profit.


ITEM 2. PROPERTIES

Our offices are located in Seattle, Washington, where we lease approximately 27,000 square feet under a lease that expires in September 2006. We lease additional space for our servers. We also lease space in Savannah, Georgia. We believe that our current facilities are adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company and Mr. Walker, our chief executive officer, president, and chairman of the board, were named as defendants in multiple putative class actions pending in the United States District Court for the Western District of Washington in Seattle. Those actions are Jan Sherman, et al v. Dwayne M. Walker and Network Commerce Inc., C01-0675L (filed May 10, 2001); Joseph Carreiro v. Network Commerce, Inc. and Dwayne M. Walker, C01-0767L (filed May 25, 2001);

Steven Leong v. Network Commerce, Inc. and Dwayne M. Walker, C01-0770L (filed May 25, 2001); Alan Danse, et al. v. Dwayne M. Walker and Network Commerce, Inc., C01-852L (filed June 7, 2001); James Lindsay v. Dwayne M. Walker and Network Commerce, Inc., C01-0918R (filed June 20, 2001); and Kelly Christianson
v. Dwayne M. Walker and Network Commerce, Inc., C01-1063L (filed July 11, 2001). The judge in the multiple class actions, the Honorable Robert Lasnik, entered an order consolidating the class actions. On September 26, 2001, prior to the date the consolidated complaint was due in the consolidated class actions, certain of the plaintiffs filed a another putative class action in the United States District Court for the Western District of Washington in Seattle, titled Jan Sherman; James Michaelson; and Jason Elkin v. Dwayne M. Walker; Network Commerce Inc.; Jacob I. Friesel; Alan D. Koslow; David M. Lonsdale; Bret R. Maxwell; Mark
C. McClure; John R. Snedegar; Mark H. Terbeek; Dain Rauscher Inc.; U.S. Bancorp Piper Jaffray; SoundView Technology Group, Inc.; J.P. Morgan Chase & Co.; CIBC World Markets Corp.; and PaineWebber Inc., C01-0675L. This ast action was filed under the consolidated cause number for the other consolidated class actions pending in Seattle. On November 13, 2001, plaintiffs filed the Court-ordered consolidated complaint. The consolidated complaint named as defendants all the institutions (including the Company) named in the prior complaints, but named only Mr. Walker as an individual defendant, and not the other individual defendants named in the September 26, 2001 complaint. The consolidated complaint purports to allege claims on behalf of all persons who purchased the Company's common stock during the period that begins on September 28, 1999 and ends on April 16, 2001. The consolidated complaint alleges violations of the federal securities laws based on alleged misrepresentations and omissions made by defendants to the market. The suits seek unspecified damages. On January 28, 2002, the Company and Mr. Walker filed a motion to dismiss the consolidated class action complaint for failure to state a claim on which legal relief can be granted. Decision on that motion is pending. The Company and Mr. Walker intend to vigorously defend the suits, but unfavorable resolution of these suits could have a material adverse effect on us in one or more future periods. In addition to the class actions described above, a class action lawsuit was filed on July 16, 2001 in the United States District Court for the Southern District of California, David Breidenbach v. Dwayne M. Walker and Network Commerce, Inc., 01 CV 1270 JM (NLS). The allegations and class period were similar to those in the consolidated complaint. That action was dismissed by the court on January 28, 2002 for lack of prosecution.

On May 22, 2001, Capital Ventures International ("CVI") filed suit against us and Mr. Walker, our chairman and chief executive officer and other past and current members of our board of directors alleging, among other things, a breach of the Securities Purchase Agreement dated September 28, 2000 entered into between CVI and Network Commerce Inc., fraudulent inducement and violations of certain federal securities laws. The lawsuit seeks unspecified damages and rescission. On July 25, 2001, we entered into a settlement agreement with CVI (the "Settlement Agreement") with respect to certain claims arising out of the Securities Purchase Agreement. As a result of the Settlement Agreement, we paid $2.2 million and delivered a $1.5 million promissory note (the "Settlement Note"). CVI agreed that, upon the payment of the $2.2 million and the delivery of the Settlement Note, the Company satisfied all of its past, present and future obligations to CVI under the Securities Purchase Agreement and all documents related to such Agreement other than the Registration Rights Agreement dated September 28, 2000. If we are found to be in default of the Settlement Note and if the default is not cured, or waived by CVI, CVI could seek remedies against us, which may include penalty rates of interest, immediate repayment of the debt and the filing of an involuntary petition in bankruptcy. Under such circumstances, we may have no alternative but to file a petition in bankruptcy. Notwithstanding the settlement, CVI did not release its claim against us, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. We are vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on us in one or more future periods.

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

From time to time we have been named in other claims arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters may not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the shareholders of Network Commerce through the solicitation of proxies at the annual meeting of the shareholders held on November 8, 2001:

Amendment to Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan

The amendment to the Amended and Restated 1996 Combined Incentive and Nonqualified Stock Option Plan (the "1996 Plan") increased by 2,000,000 shares the total number of shares of common stock available for granting stock awards or options. The total number of votes cast in favor of the proposed amendment was 280,343, the total number of votes cast against the proposal was 213,592 and the total number of votes withheld was 3,066.

Election of Christopher Fenner as Class II Director

Christopher Fenner was elected as a Class II director and his term expires in 2004. The total number of votes cast in favor of Mr. Fenner's election was 3,084,711 and the total number of votes withheld was 135,493. Messrs. Walker, Lonsdale and Terbeek continued to serve as directors following the annual meeting of shareholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Except as otherwise noted herein, all share numbers have been adjusted to reflect a 1-for-15 reverse split of our Common Stock which became effective immediately prior to the opening of trading on the Nasdaq National Market on Monday, June 18, 2001.

Market Information

Following our initial public offering on September 28, 1999, our common stock traded on the Nasdaq Stock National Market under the symbol NWKC. Effective August 29, 2001, our common stock was delisted from the Nasdaq National Market and is presently listed on the over the counter market. The following table shows the range of quarterly high and low closing sales prices of our common stock for our fiscal years 2000 and 2001, as reported by the Nasdaq National Market and the over the counter market.

                                                  High                Low
                                               -----------         -----------

Fiscal year ended December 31, 2000
     First quarter                             $  329.0620         $  181.8750
     Second quarter                            $  186.5620         $   52.5000
     Third quarter                             $  114.3750         $   67.5000
     Fourth quarter                            $   83.4375         $    7.9680

Fiscal year ended December 31, 2001
     First quarter                             $   19.6875         $    1.4062
     Second quarter                            $    4.3500         $    0.3600
     Third quarter                             $    0.5900         $    0.1200
     Fourth quarter                            $    0.2400         $    0.0900


Dividends

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future.

On June 15, 2001, we completed a 1-for-15 reverse split of our outstanding common stock. Upon the effectiveness of the reverse stock split, 15 shares of Common Stock were converted and reclassified as one share of post-split common stock, and each existing stock certificate represented one-fifteenth the number of shares shown thereon. Fractional shares were rounded up. The reverse stock split was effective and applied to shareholders of record immediately prior to the opening of trading on the Nasdaq National Market on Monday, June 18, 2001. Except as otherwise noted herein, all common stock share and per share amounts have been adjusted to reflect the reverse split.

Holders

As of March 18, 2002, there were 244 holders of record of our common stock.

Recent Sales Of Unregistered Securities

Between January 1, 2001 and December 31, 2001, we issued and sold unregistered securities as set forth below:

On July 10, 2001 we entered into a common stock purchase agreement with Cody Holdings Inc., a British Virgin Islands corporation, for the future issuance and purchase of shares of our common stock. This common stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility. In general, the drawdown facility operates like this: the investor, Cody Holdings, has committed to provide us up to $18 million as we request it over an 18 month period, in return for common stock we issue to Cody Holdings. Once every 22 trading days, we may request a draw. The amount we can draw at each request must be at least $50,000. The maximum amount we can actually draw for each request is also limited to the lesser of $2 million and 6% of the weighted average price of our common stock for the 60 days prior to the date of our request multiplied by the total trading volume of our common stock for the 60 days prior to our request. We may request a maximum of no more than 25 draws during the 18 month period. We are under no obligation to issue any shares to Cody Holdings or to request a drawdown during any period.

On July 10, 2001, in connection with the common stock purchase agreement, we issued to Cody Holdings at the initial closing a warrant certificate to purchase up to 350,000 shares of our common stock. The warrant has a term from its date of issuance of five years. The exercise price of the initial warrant is $0.57. The intrinsic value of this warrant at issue date was $38,000.

On July 10, 2001, in connection with the consummation of the common stock purchase agreement between Network Commerce Inc. and Cody Holdings, we issued warrants to purchase an aggregate of 350,000 shares of common stock at $0.57 per share to GKN Securities Corp. and certain of its affiliates. The intrinsic value of these warrants at issue date was $38,000. The warrants have a term of 5 years.

The warrants issued to Cody Holdings and GKN Securities Corp and certain of its affiliates, and the common stock issuable upon the exercise of such warrants, were not registered under the Securities Act of 1933, and were granted pursuant to an exemption set forth in Section 4(2) thereunder and Regulation D promulgated thereunder.

On September 28, 2000, we sold $20.0 million of convertible notes and warrants to Capital Ventures International ("CVI"), a private institution. The notes have a one-year term. The original conversion price for the notes was 95% of the average closing bid price of our common stock during a 20-day trading period prior to the conversion date (which automatically occurs upon the effectiveness of a registration statement filed with the Securities and Exchange Commission), subject to a maximum conversion price of the lower of our common stock's closing bid price the day prior to closing or $112.50 per share. On October 26, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on December 4, 2000. Also at closing, we issued warrants to purchase 270,043 shares of our common stock to the private institution at an exercise price of $155.55 per share. The warrants are immediately exercisable and expire five years from closing. Immediately after the effective date, $5.0 million of the notes were converted into common stock. The terms of the notes were also amended such that the conversion price was set at $25.20 per share. In May 2001, $4.0 million of the notes were converted into common stock. As of June 30, 2001, the notes were valued at $9.7 million. Under the terms of the agreement, the notes can be called by the holder if we were to be delisted from the NASDAQ stock exchange. On July 25, 2001, we restructured the $20 million convertible notes, with a face value of $11 million and all warrants, with a payment of $2.2 million in cash and issuance of a $1.5 million non-interest bearing convertible promissory note (the "Settlement Note"). The Settlement Note will be due in 18 months and is convertible, at any time, into common stock at an exercise price of $2.00 per share at the option of the holder.

ITEM 6. SELECTED FINANCIAL DATA

Due to the acquisitions effected in 1998, 1999 and 2000 and our dispositions and closures in 2001, we believe that period-to-period comparisons are not meaningful, and you should not rely on them as indicative of our future performance. You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related Notes appearing elsewhere in this annual report.

                                                                         For the year ended December 31,
                                                           -----------------------------------------------------------------
                                                            1997         1998          1999           2000           2001
                                                           -------      --------      --------      ---------      ---------
Dollars in thousands, except per share data
Consolidated Statements of Operations Data:
Revenues                                                   $   604      $  7,154      $ 36,955      $ 106,121      $  19,992
Cost of revenues                                               515         5,849        27,329         59,299          5,235
                                                           -------      --------      --------      ---------      ---------
         Gross profit                                           89         1,305         9,626         46,822         14,757
                                                           -------      --------      --------      ---------      ---------
Operating expenses:
    Sales and marketing                                      1,201        12,183        55,072         95,518         29,711
    Research and development                                 2,436         4,370         8,885         24,187          9,553
    General and administrative                                 918         3,549         8,342         13,978         12,057
    Amortization of intangible assets                          136           730         8,805         80,515         24,671
    Stock-based compensation                                     -           182         7,216          6,215          2,587
    Impairment of certain long-lived assets                      -             -             -         46,564         47,012
    Restructuring and other impairment charges                   -         5,207             -         64,938         67,584
    Unusual item - settlement of claim                           -             -             -              -          4,559
                                                           -------      --------      --------      ---------      ---------
         Total operating expenses                            4,691        26,221        88,320        331,915        197,734
                                                           -------      --------      --------      ---------      ---------
         Loss from operations                               (4,602)      (24,916)      (78,694)      (285,093)      (182,977)
                                                           -------      --------      --------      ---------      ---------
Nonoperating income (expense):
    Gain (loss) on sale of investments                           -             -         2,878          5,670           (150)
    Interest income (expense) and other                       (164)          171          (127)           469         (5,310)
    Impairment of marketable equity securities and
         cost-basis investments                                  -             -             -        (32,277)       (29,352)
                                                           -------      --------      --------      ---------      ---------
         Total nonoperating income (expense), net             (164)          171         2,751       (26,138)        (34,812)
                                                           -------      --------      --------      ---------      ---------
         Net loss before income tax benefit                 (4,766)      (24,745)      (75,943)      (311,231)      (217,789)
Income tax benefit                                               -             -             -         49,205              -
                                                           -------      --------      --------      ---------      ---------
         Loss before extraordinary gain                     (4,766)      (24,745)      (75,943)      (262,026)      (217,789)
Extraordinary gain                                               -             -             -              -         15,690
                                                           -------      --------      --------      ---------      ---------
         Net loss                                          $(4,766)     $(24,745)     $(75,943)     $(262,026)     $(202,099)
                                                           =======      ========      ========      =========      =========
Basic loss per share (1):
    Loss before extraordinary gain                         $(27.45)     $(104.96)     $ (86.98)     $  (69.12)     $  (42.62)
    Extraordinary gain                                          -            -             -               -            3.07
                                                           -------      --------      --------      ---------      ---------
    Basic loss per share                                   $(27.45)     $(104.96)     $ (86.98)     $  (69.12)     $  (39.55)
                                                           =======      ========      ========      =========      =========

Dollars in thousands
Consolidated Balance Sheet Data:
    Cash and cash equivalents                              $   376      $  9,849      $ 10,660     $   11,715      $   1,879
    Working capital (deficit)                               (2,756)        5,678        74,315          7,688            703
    Total assets                                             2,330        23,783       274,174        277,720         10,390
    Long-term obligations                                      885         1,837         6,797          5,444          1,785
    Total liabilities                                        4,354        10,581        44,961         82,014          8,318
    Preferred stock                                          3,403        35,070             -              -              -
    Total shareholders' equity (deficit)                    (2,024)       13,202       229,213        195,706          2,072

(1) See Note 2 to the Consolidated Financial Statements for a description of the method used to compute basic loss per share


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. In addition, the forward-looking statements relating to our future operations are based on the assumption that we are able to continue as a going concern. Readers are cautioned, however, that we may be required to significantly alter our business operations in order to continue operations. In such event, our operating plans and business may be significantly altered from the forward-looking statements made herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 above in "Factors Affecting Our Operating Results, Business and Stock Price" as well as those discussed in this section and elsewhere in this report.

Overview

Established in 1994, we are a technology infrastructure and services company that offers a technology and business services that includes domain registration, hosting, and online marketing services. We are headquartered in Seattle, Washington.

In January 2001, we restructured Network Commerce into NCI Marketing and NCI Hosting divisions. NCI Marketing includes online marketing services and various online marketplaces. The online marketplaces were closed in March 2001. NCI Hosting includes domain registration, hosting, and other online business services. As a result of this restructuring, certain of our previous business units and offerings were shut down. The restructuring efforts during 2001 have resulted in the shutdown of SpeedyClick.com and the sales of Ubarter.com, GO Software, Internet Domain Registrars and FreeMerchant.com. Our current focus is domain registration, hosting, online business services and online marketing services as well as licensing certain of our software patents.

Our consolidated financial statements for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses of $202.1 million for the year ended December 31, 2001 and have accumulated deficits of $569.4 million as of December 31, 2001. The Company has continuously incurred net loss from operations and as of December 31, 2001 had working capital of $703,000. These factors raise substantial doubt about our ability to continue as a going concern.

We believe that our cash reserves and cash flows from operations may be adequate to fund our operations through June 2002. Consequently, we will require substantial additional funds to continue to operate the business beyond that period. Many companies in the Internet industry, including us, have experienced difficulty raising additional financing over the last 18 months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders or shareholders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, shut down or reduce business units or product lines, sell or merge our business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk.

Our plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:

* engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, the shut down of assets or divisions, joint ventures or another comparable transaction;

* raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities;

* forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

* loans from management or employees, salary deferrals or other cost cutting mechanisms.

Additional cost-cutting measures could include additional lay-offs and/or the closure of certain business units and facilities.

We were incorporated in January 1994 and initially operated as a computer services company. In 1996, we began to change the focus of our business to conducting commerce over the Internet. In May 1997, we launched the BuySoftware.com Network, a network of online sites that sold computer products. During 1998, we completed three acquisitions, including the acquisition of Media Assets, Inc., a direct marketing company, we launched ShopNow.com and we began offering businesses e-commerce enabling products and services. In April 1999, we changed our name from TechWave Inc. to ShopNow.com Inc. In June 1999, we ceased operation of the BuySoftware.com Network because we determined it was inconsistent with our evolving strategy. In May 2000, we changed our name to Network Commerce Inc. We consummated five acquisitions during 1999 and seven additional acquisitions during 2000. During the fourth quarter of 2000, we announced the lay off of 209 employees through staff reductions and from the closure of Media Assets, Inc., AXC Corporation, Cortix, Inc. and WebCentric, Inc. In addition, we initiated a restructuring plan to lower costs and improve profitability by shutdown of certain other business units, including ShopNow.com in January 2001, and SpeedyClick.com in March 2001, these restructuring efforts included laying off 145 and 100 employees, respectively. In February 2001, we sold the assets of Ubarter.com - Canada. In May 2001, we sold Go Software. In June 2001, we sold the assets of Ubarter.com - United States and Internet Domain Registrars.com. In December 2001, we sold the assets of FreeMerchant.com.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are as follows:

Revenue recognition. Since restructuring in January 2001, we derive our revenues primarily from the sale of online marketing services within our NCI Marketing group and domain registration, hosting and commerce services within our NCI Hosting group. Revenues from marketing services are recognized as the services are delivered to the merchants over the term of the agreement, which typically ranges from one to twelve months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues. Revenues from hosting and commerce services are recognized over the term of the agreements, which are generally twelve months.

Through December 31, 2000, we derived substantially all of our revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

Revenues from the Network Commerce Consumer Network were generated primarily from the sale of online marketing services, leads and orders, advertising, and merchandising. Revenues from these agreements were recognized as the media or services were delivered to the businesses over the term of the agreements, which typically ranged from one to twelve months. Where billings exceeded revenues earned on these agreements, the amounts were included in the accompanying consolidated balance sheets as deferred revenue. We bore the full credit risk with respect to these sales. In certain circumstances, we offered products directly to shoppers. In these instances where we acted as merchant-of-record, we recorded as revenue the full sales price of the product sold and the full cost of the product to us as cost of revenues, upon shipment of the product. Shipping charges billed to the customer were included in revenues, and the costs incurred by us to ship the product to the customer were included in cost of sales. We have either sold or shut down the operations of this network with the exception of online marketing services.

Revenues from the Network Commerce Business Network were derived primarily from providing domain registration, web-enablement services, commerce-enablement services, transaction processing, advertising and technology licensing to businesses. Revenues derived from domain registration fees, which are typically paid in full at the time of the sale, are recognized over the registration term, which typically range from one to three years. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues. Revenues from the sale of advertising and merchandising products and services were recognized similar to those sold on the

Network Commerce Consumer Network. Revenues from transaction fees were earned from member businesses that transacted over the online exchange system as well as from products sold to other member businesses of the online exchange system. Revenues from services were generated principally through development fees, domain registration fees, hosting fees and sales and marketing services. These services were purchased as a complete end-to-end suite of services or separately. We recognized revenues from the development of custom applications and online stores and marketing projects on a percentage of completion basis over the period of development or the period of the marketing project. These projects generally ranged from two to twelve months. Hosting contracts typically had a term of one year, with fees charged and earned on a monthly basis. We bore the full credit risk with respect to these sales. Anticipated losses on these contracts were recorded when identified. Contract costs included all direct labor, material, subcontract and other direct project costs and certain indirect costs related to contract performance. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements that may result in revision to costs and income, were recognized in the period in which the revisions were determined. Unbilled services typically represented amounts earned under our contracts not billed due to timing or contract terms, which usually consider passage of time, achievement of certain milestones or completion of the project. Where billings exceeded revenues earned on contracts, the amounts were included in the accompanying consolidated balance sheets as customer deposits, as the amounts typically relate to ancillary services, whereby we were acting in an agency capacity. Fee revenue from ancillary services provided by the services division was recognized upon completion of the related job by the applicable third party vendor. We have either sold or shutdown the operations of this network with the exception of domain registration and hosting.

Revenues were also generated from fees paid to us by businesses that licensed our technology; transaction processing, fraud prevention, and online payment gateways, as well as other e-commerce enabling technologies. Revenues included licensing fees, per-transaction fees and, in certain cases, monthly hosting and maintenance fees, which were recognized in the period earned. Revenues generated from technology licensing were recognized in accordance with American Institute of Certified Public Accountants, Statement of Position 97-2, "Software Revenue Recognition." Where billings exceeded revenues earned on these contracts, the amounts were included in the accompanying consolidated balance sheets as deferred revenue. Businesses that utilized our payment processing technologies acted as the merchant-of-record and bore the full credit risk on those sales of goods and services. We sold this business unit during the second quarter 2001.

We recognized revenues from barter transactions when earned. We valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We recognized approximately $1.4 million and $4.1 million in revenues on such transactions during the years ended December 31, 2001 and 2000, respectively.

We recognized revenues from sale of online marketing services, leads and orders, advertising and merchandising in which we received equity in the customer. We valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We monitor these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that our investments in these early-stage technology companies will be realized. We recognized approximately $205,000 and $10.3 million in revenues on such equity transactions during the years ended December 31, 2001 and 2000. Many of these investments were written down in 2001.

Impairment of cost-basis investments. We periodically evaluate whether any permanent declines in the fair value of our cost-basis investments has occurred. Significant judgments and estimates must be made to assess whether a permanent decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. We determined permanent impairment in privately held companies by examining the business results and prospects of each company, and when possible by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations. We recognized permanent impairments of cost-basis investments of $29.4 million and $8.6 million in 2001 and 2000, respectively.

Impairment of long-lived assets and goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: poor economic performance relative to expected historical or projected future operating results; significant negative industry, economic or company specific trends; and changes in the manner of our use of the assets or the plans for our business. Where we determine that the carrying value of long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such analysis indicates assets are impaired, an impairment is recognized equal to the amount by which the carrying amount of the assets exceeds the discounted cash flows expected to be received. We recognized impairments of long-lived assets and goodwill of $47.0 million and $46.6 million in 2001 and 2000, respectively.

Restructuring and related impairments. As part of our restructuring efforts in 2000 and 2001, we made significant estimates in determining the appropriate amount of loss that resulted from the shutdown of business units. The loss included write-off of impaired goodwill, intangible assets, tenant improvements, fixed assets, software and supporting technologies and infrastructure. We recognized restructuring and related impairments of $67.6 million and $64.9 million in 2001 and 2000, respectively.

Acquisitions

In June 1999, we acquired GO Software, Inc. ("GO"). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. On May 14, 2001, pursuant to an Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001, we completed the sale of GO to Return on Investment Corporation ("ROI") through its wholly-owned subsidiary for $1.0 million in cash and $3.0 million in ROI common stock. As part of the merger transaction, ROI was required to file with the Securities Exchange Commission a registration statement to effect a registration of the common stock. In third quarter 2001, ROI paid us $500,000, plus interest, pursuant to the terms and provisions of a promissory note issued by ROI to us at the closing of the merger transaction. In exchange for the payment of the promissory note, we returned to ROI 166,667 shares of ROI common stock, valued at $3.00 per share, received by us in the merger transaction.

Also in June 1999, we acquired CardSecure, Inc. ("CardSecure") for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life. In September 2001, we recognized an impairment charge of $526,000.

On November 12, 1999, we acquired SpeedyClick, Corp., a California corporation that maintained an Internet Web site that focused on entertainment and interactivity. In March 2001, we shut down the operations and wrote-off the remaining intangible assets.

On December 3, 1999, we acquired Cortix, Inc., an Arizona corporation, that provided comparison shopping services including online reviews and ratings for commerce-oriented businesses and products. In December 2000, we shut down the operations and wrote-off the remaining intangible assets.

On December 17, 1999, we acquired WebCentric Inc., a Kansas corporation, that developed e-commerce integration technology and applications, including a comparison shopping engine that allowed consumers to search and compare the products and services of several leading Internet businesses. In December 2000, we shut down the operations and wrote-off the remaining intangible.

On January 13, 2000, we acquired Pronet Enterprises Ltd., a Canadian company, that operated a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. In January 2001, we revised our estimated useful life for these assets and amortized the remaining carrying value of Pronet over the first six months of 2001.

On January 18, 2000, we acquired AXC Corporation, a Washington corporation, that provided e-commerce consulting services to businesses. In December 2000, we shut down the operations and wrote-off the remaining intangible assets.

On April 11, 2000, we acquired FreeMerchant.com, Inc. ("FreeMerchant"), a Delaware corporation, which developed online store-builder technology for small- to medium-sized businesses that seek a low-cost point of entry e-commerce solution and provides hosting services to those merchants. In December 2001, we sold substantially all of the assets of Freemerchant.

On June 2, 2000, we acquired Ubarter.com Inc. ("Ubarter"), a business-to-business e-commerce enterprise, which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. In February 2001, we sold the Canadian-based operations of Ubarter and in June 2001, we sold the US-based operations.

On August 24, 2000, we acquired Ivebeengood.com, d.b.a. UberWorks, that was a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. In March 2001, we abandoned the technology and wrote-off the remaining intangible assets.

On December 8, 2000, we acquired ePackets.Net, Inc., a provider of permission-based one-to-one email solutions. In March 2001, we shut down the operations and wrote-off the remaining intangible assets.

On December 22, 2000, we acquired Internet Domain Registrars Corporation ("IDR"), a domain name infrastructure company. In June 2001, we sold substantially all of the assets and liabilities of IDR.

Results of Operations

Overview. In light of the recent instability within the technology and Internet infrastructure sectors and our current position within those sectors, we lack visibility to our future revenues and related costs of revenues. Our best estimate for 2002, is that our revenues, cost of revenues and operating expenses will be less than our 2001 levels.

Comparison of Years Ended December 31, 2001 And 2000

Revenues

Marketing. Total revenues for the year ended December 31, 2001 were $7.4 million compared to $71.6 million for the year ended December 31, 2000. The decrease was due primarily to the shutdown of ShopNow.com and SpeedyClick.com, the elimination of product sales, and the sale of Ubarter Canada and USA, which were low profit margin operations. Revenue from continuing business units during the year ended December 31, 2001 was $4.0 million compared to $0 during the year ended December 31, 2000. Assuming appropriate funding, we anticipate marketing revenues remain the same or increase slightly during 2002.

Hosting. Total revenues for the year ended December 31, 2001 were $12.0 million compared to $16.2 million for the year ended December 31, 2000. The decrease was due primarily to sale of IDR and GO, which were low profit margin operations. Revenue from continuing business units during the year ended December 31, 2001 was $836,000 compared to $410,000 for the year ended December 31, 2000. Assuming appropriate funding, we anticipate hosting revenues will increase in 2002.

eBusiness Services. Total revenues for the year ended December 31, 2001 were $595,000 compared to $18.3 million for the year ended December 31, 2000. The decrease was due to shutting down the eBusiness Services division.

Cost of Revenues and Gross Profit

Marketing. The cost of revenues for the year ended December 31, 2001, was $2.1 million compared to $40.7 million for the year ended December 31, 2000. The decrease in cost of revenues was directly attributable to the decrease in revenues during the same period and due to the shutdown of ShopNow.com and SpeedyClick.com, the elimination of product sales, and the sale of Ubarter Canada and USA, which were all low profit margin operations. We anticipate marketing gross profit will remain consistent during 2002.

Hosting. The cost of revenues for the year ended December 31, 2001, was $2.9 million compared to $3.0 million for the year ended December 31, 2000. The decrease was due primarily to sale of IDR and GO, which were low profit margin operations. We anticipate a decrease in cost of revenues and an increase gross profit during 2002.

eBusiness Services. The cost of revenues for the year ended December 31, 2001, was $267,000 compared to $10.3 million for the year ended December 31, 2000. The decrease was due to shutting down the eBusiness Services division.

Gross Profit. Gross profit for the year ended December 31, 2001, was $14.8 million compared to $52.1 million for the year ended December 31, 2000, before the unusual item of $5.3 million recognized for the year ended December 31, 2000. As a percent of revenues, our gross margins were 73.8% for the year ended December 31, 2001 compared to 49.1% for the year ended December 31, 2000, before the unusual item of $5.3 million recognized for the year ended December 31, 2000. The unusual item in the cost of revenues for the year ended December 31, 2000 consisted of a $5.3 million write-down of a prepaid distribution agreement with Inktomi. This increase in gross profit percentage was due primarily to the shutdown of ShopNow.com and SpeedyClick.com, the elimination of product sales, and the sale of IDR, GO, Ubarter Canada and USA and FreeMerchant, which were all low profit margin operations.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the year ended December 31, 2001 were $29.7 million compared to $95.5 million for the year ended December 31, 2000. The decrease was due primarily to elimination of nationwide television, radio and print advertising during 2001, as well as eliminating the acquisitions of traffic for our Consumer Network. We anticipate that sales and marketing expenses will decrease in 2002.

Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the year ended December 31, 2001 were $9.6 million compared to $24.2 million for the year ended December 31, 2000. The decrease was primarily due to a decrease in personnel and related costs during 2001. We anticipate that research and development expenses will decrease in 2002.

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the year ended December 31, 2001 were $12.1 million compared to $14.0 million for the year ended December 31, 2000. The decrease was primarily due to a decrease in personnel and related costs during 2001. We anticipate that general and administrative expenses will decrease in 2002.

Amortization of Intangible Assets. Amortization of intangible assets resulting from acquisitions is primarily related to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the year ended December 31, 2001 was $24.7 million compared to $80.5 million for the year ended December 31, 2000. This decrease was due primarily to the decrease in intangible assets and related amortization expenses from the sale of businesses and the write-down of intangible assets. Intangible assets acquired in business combinations were being amortized over a three-year period.

Stock-Based Compensation. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. Additionally, certain stock option grants made within six months of re-pricing other stock option grants resulted in variable accounting treatment for those options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. Stock-based compensation expense for the year ended December 31, 2001 was $2.6 million compared to $6.2 million for the year ended December 31, 2000. The amount of deferred compensation resulting from these grants is generally amortized over a one to three-year vesting period. As of December 31, 2001, we have $3.2 million of deferred compensation to be amortized over future periods.

In April 2001, we repriced 302,053 options that had been granted in December 2000 at a price of $11.70 per share to a price of $1.35 per share. Also, in April 2001, we offered a voluntary stock option exchange program to our employees. The plan allows employees, if they so choose, to exchange any three options for one option priced at $1.35 per share and vesting quarterly over the next four quarters. Additionally, in July 2001, we offered another voluntary stock option exchange program to our employees. The plan allowed employees, if they so choose, to exchange any two options for one option price at $0.26 per share. The stock option repricing and voluntary stock option exchange program will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

Restructuring and Other Impairment Charges. Restructuring and impairment charges in the year ended December 31, 2001 were $67.6 million compared to $64.9 million for the year ended December 31, 2000. During 2001 we continued our restructuring efforts, which commenced in fourth quarter 2000. The restructuring included the shutdown of SpeedyClick, the sales of Ubarter Canada and USA, Go Software, Internet Domain Registrars and FreeMerchant, which collectively resulted in a net gain of $1.8 million, the lay off of employees, which resulted in severance and related payroll charges of $580,000, the write-off of impaired goodwill and intangible assets of $55.2 million, and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $13.0 million. During the year ended December 31, 2000 we had restructuring charges which included the write-off of impaired goodwill and intangible assets of $48.3 million and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $16.6 million. Assuming appropriate funding, we don't anticipate restructuring and other impairment charges during 2002.

Impairment of Certain Long-Lived Assets. As part of the restructuring, we determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the potential sales value of the business units. As a result, we recognized an impairment charge of $47.0 million during the year ended December 31, 2001 compared to $46.6 million in the year ended December 31, 2000. Assuming appropriate funding, we don't anticipate impairment of long-lived assets during 2002.

Unusual Item - Settlement of Claim. In April 2001, we settled potential claims held by Mr. Dwayne Walker, the Company's Chairman, Chief Executive Officer and President, against us arising from the withdrawal of Mr. Walker's shares of our common stock from our secondary public offering completed in February 2000. There were no such settlements in the year ended December 31, 2000.

Nonoperating Items and Net Loss

Gain (Loss) on Sale of Investments. Gain or loss on sale of investments occurs when we sell certain of our investments in marketable equity securities and/or our cost-basis investments for cash proceeds in excess or below our cost-basis in these investments at the time of sale. Loss on sale of investments for the year ended December 31, 2001 was $150,000 compared to gains of $5.7 million in 2000.

Interest Income. Interest income is earned on our cash and cash equivalents and short-term investments. Interest income for the year ended December 31, 2001 was $739,000 compared to $5.2 million for the year ended December 31, 2000. Interest income decreased due to a decrease in our cash equivalents and short-term investments. We expect that interest income will decrease in 2002 due to the decreased cash and investment balances.

Interest Expense. Interest expense is incurred on our outstanding debt obligations and the accretion of our convertible promissory note. Interest expense for the year ended December 31, 2001 was $6.1 million compared to $4.7 million for the year ended December 31, 2000. Interest expense increased due to the accretion of the convertible promissory note. We expect that interest expense will decrease in 2002 due to reduced outstanding debt obligations as compared to 2001.

Impairment of Marketable Equity Securities and Cost-Basis Investments. We determined that certain of our cost-basis investments were permanently impaired based on our analysis of changes in investees business operations and prospects. As a result, we recognized an impairment charge of $29.4 million during the year ended December 31, 2001. We determined that certain of our marketable equity securities and cost-basis investments were permanently impaired and recognized an impairment charge of $32.3 million for the year ended December 31, 2000.

Income Tax Benefit. The income tax benefit resulted principally from reductions of deferred tax liabilities created as a result of business combinations. There was no income tax benefit for the year ended December 31, 2001 compared to a benefit of $49.2 million for the year ended December 31, 2000. We paid $66,000 of federal income taxes during the year ended December 31, 2001. During 2001, we received a refund of Canadian federal taxes that were previously paid by a company we acquired in 2000. We don't anticipate receiving additional tax refunds or making significant tax payments during 2002.

Extraordinary Gain. During the year ended December 31, 2001, we negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in a gain of approximately $9.2 million. Additionally, in July 2001 we entered into a settlement agreement with Capital Ventures International (CVI). In exchange for a $2.2 million payment and a $1.5 million promissory note, CVI agreed we had satisfied all obligations under the Securities Purchase Agreement and all related documents other than the Registration Rights Agreement, resulting in a $6.5 million gain. There were no such extraordinary gains for the year ended December 31, 2000.

Net Loss. Net loss for the year ended December 31, 2001 was $202.1 million compared to a net loss of $262.0 million for the year ended December 31, 2000. The net loss was due primarily to impairment charges related to cost-basis investments and intangible assets and restructuring charges related to closure of business units, loss of revenues from businesses which were sold or closed and losses from ongoing operations.

Comparison of Years Ended December 31, 2000 And 1999

Revenues

Marketing. Revenues from marketing for the year ended December 31, 2000 were $71.6 million compared to $24.0 million for the year ended December 31, 1999. The increase was due primarily to the expansion of our networks and increased demand for our services. We continued to experience growth in our business listings, consumer traffic, and affiliate and syndication shopping sites, which resulted in increased fees from licensing, transaction processing, online direct marketing and advertising. The BuySoftware.com portion of revenues for the year ended December 31, 1999 was $9.9 million.

Hosting. Revenues from hosting for the year ended December 31, 2000 were $16.2 million compared to $1.5 million for the year ended December 31, 1999. The increase was due primarily to the expansion of our networks and increased demand for our services. We continued to experience growth in our business listings and business services

Services. Revenues for services for the year ended December 31, 2000 were $18.3 million compared to $11.4 million for the year ended December 31, 1999. The increase was due primarily to the contribution of service revenues from AXC, which we acquired in January 2000.

Cost of Revenues and Gross Profit

Marketing. The cost of revenues for the marketing division for the year ended December 31, 2000 was $40.7 million compared to $20.1 million for the year ended December 31, 1999. The increase in our cost of revenues was directly attributable to the increase in revenues during the same period from the networks. The BuySoftware.com portion of cost of revenues for the year ended December 31, 1999 was $11.2 million.

Hosting. The cost of revenues for the hosting division for the year ended December 31, 2000 was $3.0 million compared to $111,000 for the year ended December 31, 1999. The increase in our cost of revenues was directly attributable to the increase in revenues during the same period from the networks.

Services. The cost of revenues for services for the year ended December 31, 2000 was $10.3 million compared to $7.1 million for the year ended December 31, 1999. The increase in our cost of revenues was attributable primarily to the operations of AXC, which we acquired in January 2000.

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

Net Operating Loss Carryforwards

As of December 31, 2001, we had net operating loss carryforwards of approximately $352.0 million. If not used, the net operating loss carryforwards will expire at various dates beginning in 2012. The Tax Reform Act of 1986 imposes restrictions on the use of net operating losses and tax credits in the event that there has been an ownership change, as defined, of a corporation since the periods in which the net operating losses were incurred. Our ability to use net operating losses incurred prior to July 1999 is limited to approximately $14.3 million per year due to sales of Series D and Series E convertible preferred stock to third parties in April 1998 and the sale of Series I convertible preferred stock to Chase Manhattan Bank in July 1999, which resulted in ownership changes. Our deferred tax assets are recognizable only to the extent that they are offset by deferred tax liabilities. To the extent that our deferred tax assets exceed our deferred tax liabilities in the future, valuation allowances may be recorded against our deferred tax assets. In concluding that valuation allowances may be required, management considers such factors as our history of operating losses, potential future losses and the nature of our deferred tax assets.

Liquidity and Capital Resources

Since inception, we have experienced net losses and negative cash flows from operations. As of December 31, 2001, we had an accumulated deficit of $569.4 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through December 31, 2001, our aggregate net proceeds have been $272.2 million from issuing equity securities and $52.4 million from issuing debt securities. As of December 31, 2001, we had $2.0 million in cash, cash equivalents and short-term investments, of which $164,000 of such amounts is characterized as restricted cash to secure our obligations under certain letters of credit. As of December 31, 2001, we had $2.5 million in marketable equity securities. Our primary investment in marketable equity securities is in Return on Investment Corporation (OTCBB - ROIE), which is not a highly liquid security as they are thinly traded. A portion of these shares were sold in the first quarter of 2002 for proceeds of $1.8 million.

Net cash used in operating activities was $38.0 million for year ended December 31, 2001, compared to $92.5 million for the year ended December 31, 2000. The decrease was due primarily to the decrease in our net loss for the year ended December 31, 2001 of $202.1 million compared to $262.0 million for the same period in 2000. In 2001, the cash used by our $202.1 million loss was impacted by depreciation and amortization of $32.7 million for the year ended December 31, 2001 compared to $94.6 million for the same period in 2000, by the impairment and restructuring charges of $67.6 million in the year ended December 31, 2001 compared to $64.9 million in the same period in 2000, by the $15.7 million extraordinary gains for the year ended December 31, 2001 compared to none for the same period in 2000 and by the deferred income tax benefit of none for the year ended December 31, 2001 compared to $49.2 million for the same period in 2000.

Net cash provided by investing activities was $45.5 million for the year ended December 31, 2001, compared to net cash used in investing activities of $37.0 million for the year ended December 31, 2000. The change was due primarily to no purchases of short-term investments in the year ended December 31, 2001, compared to purchases of $133.3 million for the same period in 2000, the decrease in the sales of short-term investments, which was $38.7 million for the year ended December 31, 2001, compared to $147.2 million for the same period in 2000, the decrease in the proceeds from sales of investments, which was $920,000 for the year ended December 31, 2001, compared to $10.0 million for the same period in 2000, the decrease in purchases of property and equipment which was $91,000 for the year ended December 31, 2001, compared to $24.6 million for the same period in 2000, the decrease in investments in equity and debt securities and other assets of $4,000 for the year ended December 31, 2001, compared to $18.0 million for the same period in 2000, and the disposition of businesses of $6.0 million for the year ended December 31, 2001, compared to the acquisition of businesses of $18.3 million for the same period in 2000.

Net cash used in financing activities was $17.3 million for the year ended December 31, 2001, compared to net cash provided by financing activities of $130.5 million for the year ended December 31, 2000. The change was due primarily to the repayment of line of credit of $10.1 million and repayment of long-term debt obligations of $7.2 million for the year ended December 31, 2001 compared to the closing of our public offering on February 18, 2000 of 527,574 shares of common stock at $217.50 per share, which resulted in proceeds to us net of underwriters' fees and commissions of $107.1 million, borrowings on line of credit, net of loan fees paid of $10.4 million and proceeds of $20.2 million in debt financing for the same period in 2000.

In March 1999, we entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan, a $4.0 million bridge loan and a line of credit of up to $2.5 million. On May 10, 2001, we repaid our obligation under the loan and security agreement with the cash that had been restricted for this purpose.

On May 19, 2000 we entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. On April 2, 2001, we repaid the obligation under this credit agreement with the cash that had been restricted for this purpose.

On September 28, 2000, we sold $20.0 million of convertible notes ("Convertible Notes") and warrants to CVI, a private institution, pursuant to a securities purchase agreement ("Securities Purchase Agreement"). The notes had a one-year term. The original conversion price for the notes was 95% of the average closing bid price of our common stock during a 20-day trading period prior to the conversion date (which automatically occurs upon the effectiveness of a registration statement filed with the SEC), subject to a maximum conversion price of the lower of our common stock's closing bid price the day prior to closing or $112.50 per share. On October 26, 2000, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 4, 2000. Also at closing, we issued warrants to purchase 270,043 shares of our common stock to the private institution at an exercise price of $155.55 per share. The warrants were immediately exercisable and expire five years from closing. Immediately after the effective date, $5.0 million of the notes were converted into common stock. The terms of the notes were also amended such that the conversion price was set at $25.20 per share. In May 2001, $4.0 million of the notes were converted into common stock.

On April 3, 2001, we received a notice of default from CVI for an alleged violation of certain provisions of the Convertible Notes relating to the breach of certain negative financial covenants contained in our Credit Agreement with Imperial Bank and the breach by us of certain material terms of the Securities Purchase Agreement dated as of September 28, 2000. The notice of default demanded that we redeem the Convertible Notes on or before April 9, 2001 for an amount equal to $17.25 million, which amount represents 115% of the aggregate principal amount of the remaining Convertible Notes. We responded to the notice of default on April 4, 2001 and denied that an event of default occurred under the Notes.

On July 25, 2001, we restructured the Convertible Notes, with a face value of $11 million and all warrants, with a payment of $2.2 million and issuance of a $1.5 million non-interest bearing convertible promissory note ("Settlement Note"). The Settlement Note has a term of 18 months and is convertible, at any time, into common stock at an exercise price of $2.00 per share at the option of the holder. Additionally, the restructuring eliminates any event of default under the prior convertible notes. Additionally, CVI did not release its claim against us, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. CVI agreed not to assert a claim in excess of the principal amount of $20 million less any value received pursuant to the Settlement Agreement. We are vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on us in one or more future periods.

On July 10, 2001, we entered into a Common Stock Purchase Agreement ("Agreement") with Cody Holdings Inc. ("Investor") to provide us with up to $18 million in equity financing ("Equity Line"). Under the terms of the Agreement, we will have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at our discretion. If we choose to draw down on the Equity Line, we will use the proceeds of the financing for general corporate purposes. We filed with the SEC a registration statement on Form S-1 to effect the registration of these shares prior to drawing on this equity line and the SEC declared the registration statement effective on September 28, 2001. In October 2001, we initiated a draw down of $25,000. Based on our stock price and average trading volume as of December 31, 2001, we would be unable to make a draw down. Until our average trading volume and our stock price increase, we will be unable to draw upon this Equity Line. There are no assurances that we will be able to make a draw down on this Equity Line during 2002.

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

As of August 29, 2001, our stock was delisted from The Nasdaq National Market. Our common stock is presently listed on the OTC Bulletin Board under the symbol "NWKC".

We believe that our cash reserves and cash flows from operations may be adequate to fund our operations through June 2002. Consequently, we will require substantial additional funds to continue to operate the business beyond that period. Many companies in the Internet industry, including us, have experienced difficulty raising additional financing over the last 18 months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders or shareholders, which we may not be able to obtain. If additional financing is not available, we may need to dramatically change our business plan, shut down or reduce business units or product lines, sell or merge our business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk.

Our future capital requirements depend upon many factors, including, but not limited to:

*    the level of revenues in 2002, which we expect to decline from 2001 levels;

*    the rate at which we are able to reduce expense levels;

*    the rate at which our overall losses improve or deteriorate;

* the extent to which we develop and upgrade our technology and data network infrastructure;

* the occurrence,timing, size and success of any asset dispositions in which we may engage;

* the shut down or other disposition of one or more of our divisions or assets;

* the scope and success of our restructuring efforts, including reductions in our workforce;

*    the scope of any reduction of any of our business activities;

*    the scope and degree of market recovery and performance;

* the scope and degree of acceptance of our products and services by our target customers and

*    other business and economic factors that may occur from time to time.

Our plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:

* engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, the shut down of assets or divisions, joint ventures or another comparable transaction;

* raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities;

* forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

* loans from management or employees, salary deferrals or other cost cutting mechanisms.

Selected Consolidated Quarterly Financial Data (unaudited)

The following table sets forth our unaudited selected consolidated quarterly financial data for the years ended December 31, 2001 and 2000.

                                                                                Three Months Ended 2001
----------------------------------------------------------------------------------------------------------------------
                                                               March 31        June 30        Sept. 30        Dec. 31
                                                              ---------      ---------       ---------       ---------
Dollars in thousands, except per share data
Revenues                                                      $  10,108      $   6,280       $   1,594       $   2,010
Cost of revenues                                                  2,316          1,932             454             533
Cost of revenues - unusual item                                       -              -               -               -
                                                              ---------      ---------       ---------       ---------
         Gross profit                                             7,792          4,348           1,140           1,477
                                                              ---------      ---------       ---------       ---------
Operating expenses:
    Sales and marketing                                          17,291          6,788           3,151           2,481
    Research and development                                      5,268          2,126           1,299             860
    General and administrative                                    4,283          2,874           2,742           2,158
    Amortization of intangible assets                            18,297          5,042           1,039             293
    Stock-based compensation                                        260          1,007             498             822
    Restructuring and other impairment charges                   70,988         (8,915)          3,842           1,669
    Impairment of certain long-lived assets                      43,136              -           3,826              50
    Unusual item - settlement of claim                            4,559              -               -               -
                                                              ---------      ---------       ---------       ---------
         Total operating expenses                               164,082          8,922          16,397           8,333
                                                              ---------      ---------       ---------       ---------
         Income (Loss) from operations                         (156,290)        (4,574)        (15,257)         (6,856)
                                                              ---------      ---------       ---------       ---------
Nonoperating income (expense):
    (Loss) gain on sale of investments                             (150)             -               -               -
    Interest income                                                 557             66              90              26
    Interest expense                                             (2,882)        (2,658)           (445)           (117)
    Other                                                           (24)           (15)             61              31
    Impairment of marketable equity securities and
         cost-basis investments                                 (18,820)             -          (9,407)         (1,125)
                                                              ---------      ---------       ---------       ---------
         Total nonoperating income (expense), net               (21,319)        (2,607)         (9,701)         (1,185)
                                                              ---------      ---------       ---------       ---------
         Loss before income tax benefit and
              extraordinary gain                               (177,609)        (7,181)        (24,958)         (8,041)
Income tax benefit                                                    -              -               -               -
                                                              ---------      ---------       ---------       ---------
         Loss before extraordinary gain                        (177,609)        (7,181)        (24,958)         (8,041)
Extraordinary gain                                                    -          8,974           6,505             211
                                                              ---------      ---------       ---------       ---------
         Net income (loss)                                    $(177,609)     $   1,793       $ (18,453)      $  (7,830)
                                                              =========      =========       =========       =========
Basic and diluted income (loss) per share:
Income (Loss) before extraordinary gain                       $  (36.77)     $   (1.45)      $   (4.82)      $   (1.48)
Extraordinary gain                                                    -           1.81            1.26            0.04
                                                              ---------      ---------       ---------       ---------
 Income (Loss)                                                $  (36.77)     $    0.36       $   (3.56)      $   (1.44)
                                                              =========      =========       =========       =========

Weighted average shares used to calculate
    basic net income (loss) per share                         4,830,563      4,937,404       5,182,958       5,429,499
                                                              =========      =========       =========       =========

                                                                              Three Months Ended 2000
                                                              --------------------------------------------------------
                                                              March 31        June 30        Sept. 30        Dec. 31
                                                              ---------      ---------       ---------       ---------
Dollars in thousands, except per share data
Revenues                                                      $  18,682      $  26,921       $  33,443       $  27,075
Cost of revenues                                                 10,393         12,840          15,191          15,555
Cost of revenues - unusual item                                       -              -           5,320               -
                                                              ---------      ---------       ---------       ---------
         Gross profit                                             8,289         14,081          12,932          11,520
                                                              ---------      ---------       ---------       ---------
Operating expenses:
    Sales and marketing                                          22,100         24,032          24,114          25,272
    Research and development                                      4,215          5,195           6,660           8,117
    General and administrative                                    3,233          3,361           3,489           3,895
    Amortization of intangible assets                            13,492         18,300          23,842          24,881
    Stock-based compensation                                      1,856          1,286           1,484           1,589
    Restructuring and other impairment charges                        -              -               -          64,938
    Impairment of certain long-lived assets                           -              -               -          46,564
    Unusual item - settlement of claim                                -              -               -               -
                                                              ---------      ---------       ---------       ---------
         Total operating expenses                                44,896         52,174          59,589         175,256
                                                              ---------      ---------       ---------       ---------
         Income (Loss) from operations                          (36,607)       (38,093)        (46,657)       (163,736)
                                                              ---------      ---------       ---------       ---------
Nonoperating income (expense):
    (Loss) gain on sale of investments                            1,086            293           4,163             128
    Interest income                                               1,295          1,570           1,192           1,179
    Interest expense                                               (441)          (460)           (546)         (3,242)
    Other                                                           (21)           (27)             21            (51)
    Impairment of marketable equity securities and
         cost-basis investments                                       -              -          (2,486)        (29,791)
                                                              ---------      ---------       ---------       ---------
         Total nonoperating income (expense), net                 1,919          1,376           2,344        (31,777)
                                                              ---------      ---------       ---------       ---------
         Loss before income tax benefit and
              extraordinary gain                                (34,688)       (36,717)        (44,313)       (195,513)
Income tax benefit                                               11,916         11,634          15,680           9,975
                                                              ---------      ---------       ---------       ---------
         Loss before extraordinary gain                         (22,772)       (25,083)        (28,633)       (185,538)
Extraordinary gain                                                    -              -               -               -
                                                              ---------      ---------       ---------       ---------
         Net income (loss)                                    $ (22,772)     $ (25,083)      $ (28,633)      $(185,538)
                                                              =========      =========       =========       =========
Basic and diluted income (loss) per share:
Income (Loss) before extraordinary gain                       $   (7.18)     $   (6.69)      $   (7.15)      $  (43.85)
Extraordinary gain                                                    -              -               -               -
                                                              ---------      ---------       ---------       ---------
Income (Loss)                                                 $   (7.18)     $   (6.69)      $   (7.15)      $  (43.85)
                                                              =========      =========       =========       =========

Weighted average shares used to calculate
    basic net income (loss) per share                         3,172,098      3,748,087       4,004,258       4,231,225
                                                              =========      =========       =========       =========


Recent Accounting Pronouncements

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

Seasonality

We believe that our online marketing services and hosting revenues are subject to seasonal changes as retail transactions and advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. In addition, Internet usage typically declines during the summer and certain holiday periods. If our market makes the transition from an emerging to a more developed market, seasonal and cyclical patterns may develop in our industry and in the usage of, and transactions on, our Web sites and those of our merchants. Seasonal and cyclical patterns in online transactions and advertising would affect our revenues. Those patterns may also develop on our Web sites. Given the early stage of the development of the Internet and our company, however, we cannot predict to what extent, if at all, our operations will prove to be seasonal.


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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               Page
Network Commerce Inc.
        Report of Independent Public Accountants                41
        Consolidated Balance Sheets                             42
        Consolidated Statements of Operations                   43
        Consolidated Statements of Shareholders'
         Equity and Comprehensive Loss                          44
        Consolidated Statements of Cash Flows                   46
        Notes to Consolidated Financial Statements              47
        Schedule II - Valuation and Qualifying Accounts         83

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Network Commerce Inc.:

We have audited the accompanying consolidated balance sheets of Network Commerce Inc. (a Washington corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Commerce Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses, negative cash flows from operations, and has working capital of $703,000 as of December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

/s/ Arthur Andersen LLP

Seattle, Washington,
February 6, 2002

                             Network Commerce Inc.
                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                                 December 31,      December 31,
                                                                                                     2001              2000
                                                                                                 -----------       -----------
                                                                          ASSETS
    Current assets:
        Cash and cash equivalents                                                                $     1,879       $    11,715
        Restricted cash                                                                                  164            16,599
        Short-term investments                                                                             5            21,592
        Marketable equity securities                                                                   2,547               431
        Accounts receivable, net of allowance for bad debts of $1,468 and $1,195                       1,366            19,658
        Notes receivable from employees                                                                    -             2,900
        Prepaid expenses and other current assets                                                      1,275            11,363
                                                                                                 -----------       -----------
             Total current assets                                                                      7,236            84,258
    Property and equipment, net                                                                        1,705            22,580
    Goodwill, net                                                                                          -            40,889
    Other intangible assets, net                                                                         168            94,739
    Cost-basis investments                                                                               720            29,481
    Other assets, net                                                                                    561             5,773
                                                                                                 -----------       -----------
             Total assets                                                                        $    10,390       $   277,720
                                                                                                 ===========       ===========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Accounts payable                                                                         $     2,200       $    18,933
        Accrued liabilities                                                                            2,860            18,146
        Current portion of notes and leases payable and line of credit                                   723            24,797
        Customer deposits                                                                                  -             3,356
        Deferred revenues                                                                                750            11,338
                                                                                                 -----------       -----------
             Total current liabilities                                                                 6,533            76,570
    Notes and leases payable and line of credit, less current portion                                  1,630             1,741
    Deferred revenues                                                                                    155             3,703
                                                                                                 -----------       -----------
             Total liabilities                                                                         8,318            82,014
                                                                                                 -----------       -----------
    Commitments and contingencies (Note 14)
    Shareholders' equity:
        Convertible preferred stock, $0.001 par value:  authorized shares - 5,000,000;
            none issued and outstanding                                                                    -                 -
        Common stock, $0.001 par value: authorized shares - 200,000,000; issued and outstanding shares - 5,878,030 at December 31, 2001 and
             5,214,838 at December 31, 2000                                                          556,574           555,175
        Subscriptions receivable                                                                         (41)           (2,421)
        Common stock warrants                                                                         18,248            18,172
        Deferred compensation                                                                         (3,193)           (7,758)
        Accumulated other comprehensive loss                                                            (85)              (130)
        Accumulated deficit                                                                         (569,431)         (367,332)
                                                                                                 -----------       -----------
             Total shareholders' equity                                                                2,072           195,706
                                                                                                 -----------       -----------
             Total liabilities and shareholders' equity                                          $    10,390       $   277,720
                                                                                                 ===========       ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                             Network Commerce Inc.
                     Consolidated Statements of Operations
                      (in thousands, except share amounts)

                                                                                         For the Year Ended
                                                                                           December 31,
                                                                        ------------------------------------------------
                                                                             2001               2000               1999
                                                                        -----------        -----------       -----------
Revenues:
     Marketing                                                          $     7,432        $    71,637       $    23,986
     Hosting                                                                 11,965             16,195             1,530
     eBusiness Services                                                         595             18,289            11,439
                                                                        -----------        -----------       -----------
          Total revenues                                                     19,992            106,121            36,955
                                                                        -----------        -----------       -----------
Cost of revenues:
     Marketing                                                                2,116             40,719            20,138
     Hosting                                                                  2,852              2,968               111
     eBusiness Services                                                         267             10,292             7,080
     Unusual item                                                                 -              5,320                 -
                                                                        -----------        -----------       -----------
          Total cost of revenues                                              5,235             59,299            27,329
                                                                        -----------        -----------       -----------
          Gross profit                                                       14,757             46,822             9,626
                                                                        -----------        -----------       -----------
Operating expenses:
     Sales and marketing                                                     29,711             95,518            55,072
     Research and development                                                 9,553             24,187             8,885
     General and administrative                                              12,057             13,978             8,342
     Amortization of intangible assets                                       24,671             80,515             8,805
     Stock-based compensation                                                 2,587              6,215             7,216
     Restructuring and other impairment charges                              67,584             64,938                 -
     Impairment of certain long-lived assets                                 47,012             46,564                 -
     Unusual item - settlement of claim                                       4,559                  -                 -
                                                                        -----------        -----------       -----------
          Total operating expenses                                          197,734            331,915            88,320
                                                                        -----------        -----------       -----------
          Loss from operations                                             (182,977)          (285,093)          (78,694)
                                                                        -----------        -----------       -----------
Nonoperating (expense) income:
     (Loss) gain on sale of investments                                        (150)             5,670             2,878
     Interest income                                                            739              5,236             1,443
     Interest expense                                                        (6,102)            (4,689)           (1,525)
     Other                                                                       53                (78)              (45)
     Impairment of marketable equity securities and
        cost-basis investments                                              (29,352)           (32,277)                -
                                                                        -----------        -----------       -----------
          Total nonoperating (expense) income, net                          (34,812)           (26,138)            2,751
                                                                        -----------        -----------       -----------
          Loss before income tax benefit and
             extraordinary gain                                            (217,789)          (311,231)          (75,943)
Income tax benefit                                                                -             49,205                 -
                                                                        -----------        -----------       -----------
          Loss before extraordinary gain                                   (217,789)          (262,026)          (75,943)
Extraordinary gain                                                           15,690                  -                 -
                                                                        -----------        -----------       -----------
          Net loss                                                      $  (202,099)       $  (262,026)      $   (75,943)
                                                                        ===========        ===========       ===========
Basic loss per share:
Loss before extraordinary gain                                          $    (42.62)       $    (69.12)      $    (86.98)
Extraordinary gain                                                             3.07                  -                 -
                                                                        -----------        -----------       -----------
Basic loss per share                                                    $    (39.55)       $    (69.12)      $    (86.98)
                                                                        ===========        ===========       ===========
Weighted average shares outstanding used to
     compute basic loss per share                                         5,110,222          3,790,714           873,060
                                                                        ===========        ===========       ===========


The accompanying notes are an integral part of these consolidated statements.

                             Network Commerce Inc.
     Consolidated Statements of Shareholders' Equity and Comprehensive Loss
                      (in thousands, except share amounts)


                                                  Convertible Preferred
                                                          Stock                     Common Stock
                                                 ---------------------     ----------------------------------
                                                    Shares      Amount       Shares       Amount     Warrants
                                                 -----------   -------      ---------    --------   ---------
Balances, December 31, 1998                       12,299,896    35,070        306,839       6,559       1,866
   Issuance of preferred stock and warrants
     to acquire common stock.................      7,889,165    54,281             --          --       4,248
   Preferred stock converted to common stock
     upon closing of initial public offering     (20,189,061)  (89,351)     1,345,937      89,351          --
   Common stock issued upon closing of initial
     public offering, net of issuance costs..            --         --        555,834      91,084          --
   Common stock issued for businesses
     acquired................................            --         --        535,957     116,345          --
   Issuance of warrants for loan origination
    fees.....................................            --         --             --          --         588
   Issuance of options and warrants to
     marketing partners......................            --         --             --          46       2,041
   Exercise of common stock options..........            --         --         53,356       1,541          --
   Exercise of common stock warrants.........            --         --         38,411         994        (483)
   Issuance of common stock in
     consideration for professional services.            --         --            467           4          --
   Issuance of common stock in
     consideration for investing activities..            --         --         33,351       7,669          --
   Repurchase of common stock.................           --         --         (8,616)        (46)         --
   Issuance of compensatory stock options....            --         --             --      12,345          --
   Compensation attributable to stock
     option vesting..........................            --         --             --          --          --
   Unrealized gain on marketable equity
     securities..............................            --         --             --          --          --
   Net loss..................................            --         --             --          --          --
                                                -----------   --------      ---------    --------     -------
   Total comprehensive loss..................            --         --             --          --          --
Balances, December 31, 1999..................            --         --      2,861,536     325,892       8,260
   Common stock issued upon closing of public
     offering, net of issuance costs.........            --         --        527,574     107,130          --
   Common stock issued for businesses
     acquired................................            --         --      1,436,280     107,597         407
   Issuance of warrants for loan
    origination fees.........................            --         --             --          --         360
   Issuance of options and warrants to
     marketing partners......................            --         --             --          --       9,957
   Exercise of common stock options..........            --         --        140,183       4,308          --
   Exercise of common stock warrants.........            --         --         29,997       1,359        (812)
   Issuance of common stock from
     conversion of debt......................            --         --        205,443       3,265          --
   Issuance of common stock under employee
     stock purchase plan and other...........            --         --         13,825         885          --
   Repayment of subscription receivables.....            --         --             --          --          --
   Issuance of compensatory stock options....            --         --             --       4,739          --
   Compensation attributable to stock
     option vesting..........................            --         --             --          --          --
   Unrealized loss on marketable equity
     securities..............................            --         --             --          --          --
   Impairment of marketable equity securities            --         --             --          --          --
   Net loss..................................            --         --             --          --          --
                                                -----------   --------      ---------    --------     -------
   Total comprehensive loss..................            --         --             --          --          --
Balances, December 31, 2000..................            --         --      5,214,838     555,175      18,172
   Exercise of common stock options..........            --         --        198,492          21          --
   Exercise of common stock warrants.........            --         --        170,105          --          --
   Issuance of common stock..................            --         --        226,760          20          --
   Issuance of common stock from
     conversion of debt......................            --        .--        158,541       3,948          --
   Issuance of common stock under employee
     stock purchase plan and other...........            --         --            833           1          --
   Issuance of common stock due to rounding
     up shares in the reverse split..........            --         --         10,580          --          --
   Issuance of warrants for financing fees...            --         --             --          --          76
   Repayment of subscription receivables.....            --         --       (102,119)       (274)         --
   Cancellation of compensatory stock options            --         --             --      (2,432)         --
   Compensation attributable to stock
     option vesting..........................            --         --             --         115          --
   Unrealized loss on marketable equity
     securities..............................            --         --             --          --          --
   Net loss..................................            --         --             --          --          --
                                                -----------   --------      ---------    --------     -------
   Total comprehensive loss..................            --         --             --          --          --
Balances, December 31, 2001..................            --   $     --      5,878,030    $556,574     $18,248
                                                ===========   ========      =========    ========     =======

                                                                            Accumulated                     Total
                                                                                Other                   Shareholders'
                                               Subscriptions  Deferred    Comprehensive   Accumulated       Equity
                                                 Receivable  Compensation  (Loss) Income   Deficit        (Deficit)
                                                 ----------  ------------ --------------  -----------  -------------
Balances, December 31, 1998.....................      --          (930)           --      (29,363)          13,202
   Issuance of preferred stock and warrants
     to acquire common stock....................      --            --            --           --           58,529
   Preferred stock converted to common stock
     upon closing of initial public offering....      --            --            --           --               --
   Common stock issued upon closing of initial
     public offering, net of issuance costs.....      --            --            --           --           91,084
   Common stock issued for businesses
     acquired...................................      --            --            --           --          116,345
   Issuance of warrants for loan origination
    fees........................................      --            --            --           --              588
   Issuance of options and warrants to
     marketing partners.........................      --            --            --           --            2,087
   Exercise of common stock options.............    (390)           --            --           --            1,151
   Exercise of common stock warrants............      --            --            --           --              511
   Issuance of common stock in
     consideration for professional services.....     --            --            --           --                4
   Issuance of common stock in
     consideration for investing activities......     --            --            --           --            7,669
   Repurchase of common stock....................     --            --                         --              (46)
   Issuance of compensatory stock options.......      --       (12,183)           --           --              162
   Compensation attributable to stock
     option vesting.............................      --         6,400            --           --            6,400
   Unrealized gain on marketable equity
     securities.................................      --            --         7,470           --            7,470
   Net loss.....................................      --            --            --      (75,943)         (75,943)
                                                  ------     ---------      --------     --------       ----------
   Total comprehensive loss.....................      --            --            --           --          (68,473)
Balances, December 31, 1999.....................    (390)       (6,713)        7,470     (105,306)         229,213
   Common stock issued upon closing of public
     offering, net of issuance costs............      --            --            --           --          107,130
   Common stock issued for businesses
     acquired...................................      --        (2,400)           --           --          105,604
   Issuance of warrants for loan
    origination fees............................      --            --            --           --              360
   Issuance of options and warrants to
     marketing partners.........................      --            --            --           --            9,957
   Exercise of common stock options.............  (2,094)           --            --           --            2,214
   Exercise of common stock warrants............      --            --            --           --              547
   Issuance of common stock from
     conversion of debt.........................      --            --            --           --            3,265
   Issuance of common stock under employee
     stock purchase plan and other..............      --            --            --           --              885
   Repayment of subscription receivables........      63            --            --           --               63
   Issuance of compensatory stock options.......      --        (4,739)           --           --               --
   Compensation attributable to stock
     option vesting.............................      --         6,094            --           --            6,094
   Unrealized loss on marketable equity
     securities.................................      --            --       (30,971)          --          (30,971)
   Impairment of marketable equity securities         --            --        23,371           --           23,371
   Net loss.....................................      --            --            --     (262,026)        (262,026)
                                                  ------     ---------      --------     --------       ----------
   Total comprehensive loss.....................      --            --            --           --         (269,626)
Balances, December 31, 2000.....................  (2,421)       (7,758)         (130)    (367,332)         195,706
   Exercise of common stock options.............      --            --            --           --               21
   Exercise of common stock warrants............      --            --            --           --               --
   Issuance of common stock.....................      --            --            --           --               20
   Issuance of common stock from
     conversion of debt.........................      --            --            --           --            3,948
   Issuance of common stock under employee
     stock purchase plan and other..............      --            --            --           --                1
   Issuance of common stock due to rounding
     up shares in the reverse split.............      --            --            --           --               --
   Issuance of warrants for financing fees......      --            --            --           --               76
   Repayment of subscription receivables........   2,380            --            --           --            2,106
   Cancellation of compensatory stock options...      --         2,545            --           --              113
   Compensation attributable to stock
     option vesting.............................      --         2,020            --           --            2,135
   Unrealized loss on marketable equity
     securities.................................      --            --            45           --               45
   Net loss.....................................      --            --            --     (202,099)        (202,099)
                                                  ------     ---------      --------     --------         --------
   Total comprehensive loss.....................      --            --            --           --         (202,054)
Balances, December 31, 2001.....................  $  (41)    $  (3,193)     $    (85)   $(569,431)        $  2,072
                                                  ======     =========      ========    =========         ========

The accompanying notes are an integral part of these consolidated statements.

                             Network Commerce Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                          For the year ended
                                                                                            December 31,
                                                                              ------------------------------------------
                                                                                  2001           2000            1999
                                                                              -----------     ----------      ----------
Operating activities:
     Net loss..........................................................       $  (202,099)    $ (262,026)     $  (75,943)
     Adjustments to reconcile net loss to net cash used in operating activities-
        Depreciation and amortization..................................            32,681         94,619          13,180
        Cost of revenue - unusual item.................................                --          5,320              --
        Accretion of promissory note payable...........................             4,701             --              --
        Provision for bad debts........................................             5,015          6,188             678
        Amortization of deferred compensation..........................             2,587          6,215           6,562
        Restructuring and impairment charges...........................            67,584         64,938              --
        Impairment of certain long-lived assets........................            47,012         46,564              --
        Impairment of marketable equity securities and investments.....            29,352         32,277              --
        Extraordinary gains............................................           (15,690)            --              --
        Unusual item - settlement of claim.............................             4,559             --              --
        Non-cash consideration received................................                --        (10,234)             --
        Operating expenses paid in stock and warrants..................                --             99           2,041
        Realized loss (gain) from sale of marketable equity securities.               150         (5,670)         (2,878)
        Deferred income tax benefit....................................                --        (49,205)             --
        Changes in operating assets and liabilities,
         excluding effects of acquired businesses-
             Accounts receivable.......................................            10,050        (20,583)         (4,067)
             Prepaid expenses and other current assets.................             2,336         (6,972)         (4,640)
             Other assets..............................................               339         (1,241)         (1,559)
             Accounts payable and accrued liabilities..................           (24,659)           398          11,060
             Deferred revenue..........................................            (1,952)         6,782           4,676
                                                                              -----------     ----------      ----------
Net cash used in operating activities..................................           (38,034)       (92,531)        (50,890)
                                                                              -----------     ----------      ----------
Investing activities:
     Purchases of short-term investments...............................                --       (133,315)       (101,734)
     Sales of short-term investments...................................            38,653        147,230          49,712
     Proceeds from sale of investments.................................               920          9,976           2,990
     Purchases of property and equipment...............................               (91)       (24,553)        (13,457)
     Investments in equity and debt securities and other assets........                (4)       (17,956)         (7,251)
     Disposition (Acquisition) of businesses, net of cash acquired of
      $ - in 2001, $463 in 2000 and $711 in 1999.......................             6,035        (18,344)         (9,387)
                                                                              -----------     ----------      ----------
Net cash provided by (used in) investing activities....................            45,513        (36,962)        (79,127)
                                                                              -----------     ----------      ----------
Financing activities:
     Borrowings on line of credit, net of loan fees paid...............                --         10,357           1,000
     Payments on line of credit........................................           (10,147)          (848)         (1,238)
     Proceeds from debt financing......................................                --         20,152          12,410
     Payments on long-term debt                                                    (7,232)        (9,858)         (7,544)
     Proceeds from sale of preferred stock.............................                --             --          33,429
     Proceeds from sale of common stock and exercise of stock options..                41        110,745          92,817
     Proceeds from collection of subscription receivable...............                23             --              --
     Repurchases of common stock.......................................                --             --             (46)
                                                                              -----------     ----------      ----------
Net cash (used in) provided by financing activities....................           (17,315)       130,548         130,828
                                                                              -----------     ----------      ----------
Net (decrease) increase in cash and cash equivalents...................            (9,836)         1,055             811
Cash and cash equivalents at beginning of period.......................            11,715         10,660           9,849
                                                                              -----------     ----------      ----------
Cash and cash equivalents at end of period.............................       $     1,879     $   11,715      $   10,660
                                                                              ===========     ==========      ==========
Supplementary disclosure of cash flow information:
     Cash paid during the period for interest..........................       $       801     $    1,764      $      962
                                                                              ===========     ==========      ==========
     Cash paid during the period for income taxes......................       $       126     $       --      $       --
                                                                              ===========     ==========      ==========
     Non-cash investing and financing activities:
        Common stock, options and warrants issued and liabilities assumed
             as part of business and technology acquisitions...........       $        --     $  144,314      $  129,825
                                                                              ===========     ==========      ==========
        Preferred stock issued as part of investment
             in marketable equity investments..........................       $        --     $       --      $   25,100
                                                                              ===========     ==========      ==========
        Conversion of convertible note payable to common stock.........                --     $    3,265      $       --
                                                                              ===========     ==========      ==========
        Assets acquired under capital leases...........................       $       160     $      856      $    4,607
                                                                              ===========     ==========      ==========


The accompanying notes are an integral part of these consolidated statements.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 2001

Note 1. Organization and background:

The Company

Network Commerce Inc. (the Company), a Washington corporation, is a technology infrastructure and services company. The Company provides a technology and business services solution that includes domain registration, hosting and online marketing services. The Company's headquarters are located in Seattle, Washington.

Through December 31, 2000, the Company operated two commerce networks, known as the Network Commerce Consumer Network, which aggregated businesses and shoppers over a distributed network of Web sites, and the Network Commerce Business Network, which enabled businesses to engage in online activities and transactions with other businesses and an eBusiness Services division, which provided consulting, custom commerce solutions, and integrated marketing services for businesses conducting commerce online.

In January 2001, the Company restructured these groups into NCI Marketing and NCI Hosting and shutdown the eBusiness Services division. NCI Marketing includes online marketing services and various online marketplaces focused on gaming and entertainment. The gaming and entertainment online marketplaces were closed in March 2001. NCI Hosting includes domain registration, hosting, and other business services. As a result of this restructuring, certain of the Company's previous business units and offerings were shut down. The restructuring efforts during 2001 have resulted in the shutdown of SpeedyClick.com, and the sale of Ubarter, which were components of NCI Marketing, and the sales of GO Software, Internet Domain Registrars and FreeMerchant.com, which were components of NCI Hosting. The Company's current focus is domain registration, hosting and online marketing services as well as licensing certain of its patents.

The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key management personnel, on successful development and marketing of its products and services and the continued acceptance of the Internet. Additional risks include competition from substitute products and services from companies with greater financial, technical, management and marketing resources and risks associated with recent acquisitions. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may or may not be readily available.

Going Concern

The Company's consolidated financial statements for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $202.1 million for the year ended December 31, 2001 and has accumulated deficits of $569.4 million as of December 31, 2001. The Company has continuously incurred net losses from operations and as of December 31, 2001 has working capital of $703,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its cash reserves and cash flows from operations may be adequate to fund its operations through June 2002. Consequently, the Company will require substantial additional funds to continue to operate their business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to the Company on favorable terms or at all. Even if additional financing is available, the Company may be required to obtain the consent of its existing lenders, which the Company may not be able to obtain. If additional financing is not available, the Company may need to dramatically change its business plan, sell or merge its business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing stockholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

The Company's plans to mitigate the risk of this uncertainty include, but are not limited to, one or more of the following:

* engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sale, the shut down of assets or divisions, joint ventures or another comparable transaction;

* raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities;

* forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

* loans from management or employees, salary deferrals or other cost cutting mechanisms..

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

On February 18, 2000, the Company closed a supplemental public offering (SPO) of 527,574 shares of common stock at $217.50 per share, for proceeds net of underwriters' fees and commissions of $107.1 million. Offering costs incurred by the Company relating to the SPO were approximately $700,000.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The Company's consolidated financial statements include 100% of the assets, liabilities and results of operations of all subsidiaries in which the Company has a controlling ownership interest. Equity investments in which the Company holds less than a 20% ownership interest and does not exercise significant influence are recorded at cost and are included in cost-basis investments in the accompanying consolidated balance sheets. All significant intercompany transactions and balances have been eliminated.

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

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

Revenue Recognition

Since restructuring in January 2001, the Company derives revenues primarily from the sale of online marketing services within NCI Marketing and domain registration, hosting and commerce services within NCI Hosting. Revenues from online marketing services are recognized as the services are delivered to the businesses over the term of the agreement, which typically range from one to three months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Revenues from hosting and commerce services are recognized over the term of the agreements, which are generally twelve months. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues.

Through December 31, 2000, the Company derived substantially all of its revenues from the Network Commerce Consumer Network, the Network Commerce Business Network and from providing services to businesses.

Revenues from the Network Commerce Consumer Network were generated primarily from the sale of online marketing services, leads and orders, advertising, and merchandising. Revenues from these agreements were recognized as the media or services were delivered to the businesses over the term of the agreements, which typically ranged from one to twelve months. Where billings exceeded revenues earned on these agreements, the amounts were included in the accompanying consolidated balance sheets as deferred revenue. The Company bore the full credit risk with respect to these sales. In certain circumstances, the Company offered products directly to shoppers. In these instances where the Company acted as merchant-of-record, the Company recorded as revenue the full sales price of the product sold and the full cost of the product to the Company as cost of revenues, upon shipment of the product. Shipping charges billed to the customer were included in revenues, and the costs incurred by the Company to ship the product to the customer were included in cost of sales. The Company has either sold or shut down the operations of this network with the exception of online marketing services.

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

Revenues were also generated from fees paid to the Company by businesses that licensed the Company's technology; transaction processing, fraud prevention, and

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

online payment gateways, as well as other e-commerce enabling technologies. Revenues included licensing fees, per-transaction fees and, in certain cases, monthly hosting and maintenance fees, which were recognized in the period earned. Revenues generated from technology licensing were recognized in accordance with American Institute of Certified Public Accountants, Statement of Position 97-2, "Software Revenue Recognition." Where billings exceeded revenues earned on these contracts, the amounts were included in the accompanying consolidated balance sheets as deferred revenue. Businesses that utilized the Company's payment processing technologies acted as the merchant-of-record and bore the full credit risk on those sales of goods and services. The Company sold this business unit during the second quarter 2001.

The Company recognized revenues from barter transactions when earned. The Company valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. The Company recognized approximately $1.4 million and $4.1 million in revenues on such transactions during the years ended December 31, 2001 and 2000, respectively.

The Company recognized revenues from sale of online marketing services, leads and orders, advertising and merchandising in which the Company received equity in the customer. The Company valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. The Company monitors these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that the Company's investments in these early-stage technology companies will be realized. The Company recognized approximately $205,000 and $10.3 million in revenues on such equity transactions during the years ended December 31, 2001 and 2000, respectively.

Revenues for the year ending December 31, 1999 include revenues generated from the Company's BuySoftware.com business, which ceased operations in June 1999.

Unusual Item

During the first quarter of 2000, the Company paid Inktomi Corp. (Inktomi) a $6.1 million prepaid fee to be a non-exclusive distributor of Inktomi's shopping engine technologies. This fee allowed the Company to sell up to 100 occurrences to Inktomi's shopping engine during a 12-month period subsequent to the first quarter 2000. Through September 30, 2000, the Company had recognized approximately $400,000 in revenues from this distribution agreement. Based on this sales history, management determined that the Company would not recover the remaining value of the prepaid fee before the 12-month period expires. As a result, the Company charged $5.3 million to cost of revenues - unusual item during the third quarter 2000 in order to write down this prepaid asset to its net realizable value, which was deemed to be approximately $300,000 at the time that the unusual item was recorded. This prepaid asset was amortized to cost of revenues during fourth quarter 2000 and first quarter 2001.

Cash, Restricted Cash and Cash Equivalents

For the purposes of consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are comprised of investments in money market funds, government mortgage-backed bonds, and highly rated corporate securities. Approximately $164,000 and $16.6 million of cash as of December 31, 2001 and 2000, respectively, is characterized as restricted in order to secure certain facilities leasing and debt obligations under letters of credit and another security arrangement. The Company's restricted cash and cash equivalents are stated at cost, which approximates fair market value.

Short-Term Investments and Marketable Equity Securities

The Company classifies these securities as available-for-sale and are recorded at fair value in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to shareholders' equity, which are also reflected in accumulated other

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)


comprehensive loss in the accompanying consolidated statement of changes in shareholders' equity and comprehensive loss. Fair value is based on quoted market prices. The Company's short-term investments consist of corporate notes and bonds, municipal notes and bonds and US government securities and are stated at fair value as of December 31, 2001 and at cost, which approximates market value as of December 31, 2001. Marketable equity securities consist solely of investments in the common stock of publicly traded companies and are recorded at fair value. These marketable equity securities are not highly liquid securities as they are thinly traded. The Company's primary investment in marketable equity securities is in Return on Investment Corporation (ROI), which is recorded at $2.5 million and is subject to put and call provisions. The put provision provides the Company the right to sell its shares in ROI to ROI at $3.00 per share should their stock price close less than $2.01 per share and the call provision provides ROI the right to purchase the Company's shares in ROI at $3.00 per share should their stock price close above $3.99 per share. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized as earned. Any changes in market values that are considered other than temporary are recorded as realized gains or losses in current operations (see Note 6 and Note 19).

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

Goodwill and other Intangible Assets

Intangible assets consist primarily of acquired technology, assembled workforce, proprietary concepts, customer lists, domain names and goodwill related to acquisitions accounted for under the purchase method of accounting. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, primarily three years. The Company identifies and records impairment losses on intangible and other assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset (see Note 4 and Note 19).

Cost-Basis Investments

The Company's cost-basis investments, which consist primarily of investments in the equity securities of certain privately held early-stage technology companies, were $720,000 and $29.5 million at December 31, 2001 and 2000, respectively. The Company monitors its cost-basis investments for impairment (see Note 10). When cost-basis investments are deemed to be permanently impaired based on management's analysis of underlying business' results and prospects, the difference between cost and estimated realizable value is charged to operations. There can be no assurance that the Company's investments in these early-stage technology companies will be realized.

Advertising Costs

The cost of advertising is expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, the Company incurred advertising and direct marketing expenses of approximately $5.1 million, $43.0 million (of which $3.8 million was incurred from barter arrangements) and $29.1 million, respectively.

Research and Development

Research and development costs are expensed as incurred and consist primarily of salaries, supplies and contract services.

The Company's accounting policy is to capitalize eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the years ended

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

December 31, 2001, 2000 and 1999, the amount of eligible costs to be capitalized has not been significant, and accordingly, the Company has charged all software development costs to research and development expense in the accompanying consolidated statements of operations.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. The Company's income tax benefits of $49.2 million for the year-ended December 31, 2000 were the result of changes in the Company's deferred tax accounts, which were principally created as a result of the Company's business acquisitions and from the Company's generation of net operating losses. The Company did not recognize income tax benefits for any period prior to the year ended December 31, 2000 or in the year ended December 31, 2001.

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

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has defined its operating segments based upon available financial information, by how they are regularly evaluated by the Company's chief operating decision makers, or a decision-making group, by how resources are allocated and by how performance is evaluated by segment. As allowed under SFAS No. 131, certain divisions within the Company are aggregated in determining the Company's operating segments The Company's chief operating decision-making group is comprised of the chief executive officer and various executive vice presidents and general managers of the Company. The Company has identified four distinct reportable segments: Marketing, Hosting, eBusiness Services and BuySoftware.com. While the decision making group evaluates results in a number of different ways, the line of business management structure is the primary basis by which it assesses financial performance and allocates resources. The accounting policies of the line of business operating segments are the same as those described elsewhere in the notes to the consolidated financial statements (see Note 17).

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

Recent Accounting Pronouncements


In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes accounting and reporting standards for business combinations to use the purchase method. The effective date of SFAS No. 141 is June 30, 2001. All acquisitions by the Company have been accounted for using the purchase method..

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 5, 2001. The Company is evaluating the impact of adopting SFAS No. 144.

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

Note 3. Acquisitions:

All acquisitions have been accounted for using the purchase method of accounting.

In June 1999, the Company acquired GO Software, Inc. ("GO"). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. On May 14, 2001, pursuant to an Agreement and Plan of Merger and Exchange of Stock dated as of May 11, 2001, the Company completed the sale of GO to Return on Investment Corporation ("ROI") through its wholly-owned subsidiary for $1.0 million in cash and $3.0 million in ROI common stock. As part of the merger transaction, ROI was required to file with the Securities Exchange Commission a registration statement to effect a registration of the common stock. In third quarter 2001, ROI paid the Company $500,000, plus interest, pursuant to the terms and provisions of a promissory note issued by ROI to the Company at the closing of the merger transaction. In exchange for the payment of the promissory note, the Company returned to ROI 166,667 shares of ROI common stock, valued at $3.00 per share, received by the Company in the merger transaction.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

Also in June 1999, the Company acquired CardSecure, Inc. ("CardSecure") for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

On November 12, 1999, the Company acquired SpeedyClick, Corp. ("SpeedyClick"), a California corporation that maintained an Internet Web site that focused on entertainment and interactivity. In March 2001, the Company shut down the operations and wrote-off the remaining intangible assets.

On December 3, 1999, the Company acquired Cortix, Inc. ("Cortix"), an Arizona corporation, that provided comparison shopping services including online reviews and ratings for commerce-oriented businesses and products. In December 2000, the Company shut down the operations and wrote-off the remaining intangible assets.

On December 17, 1999, the Company acquired WebCentric Inc. ("WebCentric"), a Kansas corporation, that developed e-commerce integration technology and applications, including a comparison shopping engine that allowed consumers to search and compare the products and services of several leading Internet businesses. In December 2000, the Company shut down the operations and wrote-off the remaining intangible.

On January 13, 2000, the Company acquired Pronet Enterprises Ltd., a Canadian company, that operated a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. In January 2001, the Company revised our estimated useful life for these assets and amortized the remaining carrying value of Pronet over the first six months of 2001.

On January 18, 2000, the Company acquired AXC Corporation ("AXC"), a Washington corporation, that provided e-commerce consulting services to businesses. In December 2000, the Company shut down the operations and wrote-off the remaining intangible assets.

On April 11, 2000, the Company acquired FreeMerchant.com, Inc. ("FreeMerchant"), a Delaware corporation, that developed online store-builder technology for small- to medium-sized businesses who seek a low-cost point of entry e-commerce solution and provides hosting services to those businesses. In December 2001, the Company sold substantially all of the assets of FreeMerchant.

On June 2, 2000, the Company acquired Ubarter.com Inc. ("Ubarter"), a business-to-business e-commerce enterprise, which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. In February 2001, the Company sold the Canadian-based operations of Ubarter and in June 2001, the Company sold the US-based operations.

On August 24, 2000, the Company acquired Ivebeengood.com, d.b.a. UberWorks, that was a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. In March 2001, the Company abandoned the technology and wrote-off the remaining intangible assets.

On December 8, 2000, the Company acquired ePackets.Net, Inc., a provider of permission-based one-to-one email solutions. In March 2001, the Company shut down the operations and wrote-off the remaining intangible assets.

On December 22, 2000, the Company acquired Internet Domain Registrars Corporation ("IDR"), a domain name infrastructure company. In June 2001, the Company sold substantially all of the assets and liabilities of IDR.

Note 4. Restructuring and Impairment charges:

Impairment Of Certain Long-Lived Assets

During 2001 the Company determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the projected undiscounted cash flows of the business units. As a result, the Company recognized an impairment charge of $47.0 million.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

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

Restructurings And Related Impairments

During 2001 the Company continued its restructuring efforts, which commenced in fourth quarter 2000. The restructuring included the shutdown of SpeedyClick, the sales of Ubarter Canada and USA, Go Software, Internet Domain Registrars and FreeMerchant, which collectively resulted in a net gain of $1.8 million, the lay off of employees, which resulted in severance and related payroll charges of $580,000, the write-off of impaired goodwill and intangible assets of $55.2 million, and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $13.0 million.

In December 2000, the Company initiated a restructuring plan to focus more resources on the technology infrastructure and services business that resulted in the closing of certain business units including Media Assets, Inc. (d.b.a. The HagginGroup), ShopNow.com, AXC, Cortix and WebCentric, as well as termination of approximately 141 employees. The Company recognized restructuring and impairment charges of $64.9 million, which included the write-off of impaired goodwill and intangible assets of $48.1 million and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $16.6 million. Charges relating to employee severance and benefits for terminated employees were $235,000.

Note 5. Short-Term Investments:

Short-term investments are summarized as follows (in thousands):

                                              December 31                         December 31
                                      --------------------------           --------------------------
                                                 2001                                2000
                                      --------------------------           --------------------------
                                       Cost         Market Value             Cost        Market Value
                                      ------       -------------           --------      ------------
Municipal notes and bonds             $    -        $          -           $  3,503          $  3,500
Corporate notes and bonds                  -                   -              6,867             6,744
US government securities                   5                   5              1,499             1,495
Certificate of deposit                     -                   -              9,853             9,853
                                      ------        ------------           --------          --------
Total short-term investments          $    5        $          5           $ 21,722          $ 21,592
                                      ======        ============           ========          ========


Note 6. Marketable Equity Securities:

At December 31, 2001, the Company's primary investment in marketable equity securities is in Return on Investment Corporation (ROI), which is subject to put and call provisions. The put provision provides the Company the right to sell its shares in ROI to ROI at $3.00 per share should their stock price close less than $2.01 per share and the call provision provides ROI the right to purchase the Company's shares in ROI at $3.00 per share should their stock price close above $3.99 per share. There can be no assurance that ROI would have the ability to purchase the shares if the Company exercised the put provision. (See Note 19) For the year-ended December 31, 2001, the Company had unrealized holding losses of $85,000.

At December 31, 2000, the Company's investments in marketable equity securities were comprised primarily of 476,410 shares of 24/7 Media, a publicly traded company subject to the reporting requirements of the SEC. During the fourth quarter of 2000, management determined that its investment in 24/7 Media and certain of its other investments in marketable equity securities were permanently impaired. As a result, the Company recorded an impairment charge of $23.7 million, which is included as a component of nonoperating income (expense) in the accompanying consolidated statement of operations. After recording this charge, the Company's cost basis in its marketable equity securities was $431,000 (equivalent to their fair values) as of December 31, 2000. In March 2001, the Company realized a loss of $150,000 on the sale of 476,410 shares of 24/7 Media.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

During the fourth quarter of 1999, the Company sold 110,000 of its original 195,122 shares of FreeShop.com, Inc. for a recognized gain of $2.4 million. The Company's remaining 85,122 shares were sold during 2000 for a recognized gain of $1.3 million.

Note 7. Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consists of the following (in thousands):

                                                              December 31,
                                                      ------------------------
                                                          2001            2000
                                                      --------        --------
Insurance                                             $    537        $    715
Other                                                      738          10,648
                                                      --------        --------
Prepaid expenses and other current assets             $  1,275        $ 11,363
                                                      ========        ========


Note 8. Property and Equipment:

Property and equipment consists of the following (in thousands):

                                                            December 31,
                                                     ------------------------
                                                         2001            2000
                                                     --------        --------
Equipment                                            $ 11,126        $  4,506
Software                                                3,533          20,377
Furniture and fixtures                                    559           9,166
Leasehold improvements                                    274           1,128
                                                     --------        --------
                                                       15,492          35,177
Less - Accumulated depreciation and amortization      (13,787)        (12,597)
                                                     --------        --------
     Property and equipment, net                     $  1,705        $ 22,580
                                                     ========        ========


Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $7.5 million, $11.1 million and $3.6 million, respectively.

Property and equipment shown above includes assets under capital leases of approximately $8.5 million and $8.3 million at December 31, 2001 and 2000, with corresponding accumulated amortization of approximately $3.1 million and $2.5 million at December 31, 2001 and 2000, respectively.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

Note 9. Other Intangible Assets:

Other intangible assets consists of the following (in thousands):


                                                  December 31,
                                           ---------------------------
                                             2001                2000
                                           ---------          --------
Acquired technology                        $   7,496          $ 60,875
Proprietary concept                               --            40,841
Customer lists                                 2,665            20,581
Domain names                                      --             4,268
Assembled workforce                               --             6,060
Other                                            179               420
                                           ---------          --------
                                              10,340           133,045
Less - Accumulated amortization              (10,172)          (38,306)
                                           ---------          --------
Total other intangible assets, net         $     168          $ 94,739
                                           =========          ========

Amortization expense for the years ended December 31, 2001, 2000 and 1999 was approximately $18.3 million, $60.1 million and $7.8 million, respectively.


Note 10. Cost-Basis Investments:

Cost-basis investments in the equity securities of certain technology companies consist of the following (in thousands):

                                                               December 31,
                                                        -----------------------
                                                          2001             2000
                                                        -------       ---------
Futurist Records, Inc.                                  $     -       $   8,200
Privaseek, Inc.                                               -           4,728
Bidbay, Inc.                                                100           3,108
Planet of Music, Inc.                                         -           2,754
Escrow.com, Inc.                                            220           2,700
The Munder Fund                                               -           1,499
Skyway Communications, Inc.
  (promissory note receivable)                                -           1,481
Insuresuite.com, Inc.                                       150             900
Other                                                       250           4,111
                                                        -------       ---------
Total cost-basis investments                           $    720       $  29,481
                                                        =======       =========

Throughout 2001, management determined that certain of its cost-basis investments were permanently impaired relative to their historical cost values. As a result, the Company recognized an impairment charge of $29.4 million, which is included as a component of nonoperating income (expense) in the accompanying December 31, 2001 consolidated statement of operations. Permanent impairments in the Company's cost-basis investments were determined by examining the business results and prospects of each company, and when possible by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations.

During the second half of 2000, management determined that certain of its cost-basis investments were permanently impaired relative to their historical values. As a result, the Company recognized an impairment charge of $8.6 million. Also during 2000, the Company sold 1.4 million of its original 2 million shares held in Escrow.com, Inc., for a recognized gain of $3.9 million.

The above companies are predominantly early stage technology companies, which will in most instances be seeking to raise additional capital in the future. There is no assurance that additional capital will be raised by these entities, and management's evaluation of permanent impairment may change in the near term as management is made aware of changing facts and circumstances. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in determining whether permanent impairment had occurred as of December 31, 2001.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

Note 11. Accrued Liabilities:

Accrued liabilities consists of the following (in thousands):


                                                            December 31,
                                                        ---------------------
                                                          2001            2000
                                                        --------       --------
Accrued compensation and benefits                       $    815       $  4,730
Restructuring                                                960          3,144
Other accrued liabilities                                  1,085         10,272
                                                        --------       --------
Total accrued liabilities                               $  2,860       $ 18,146
                                                        ========       ========

Note 12. Deferred Revenues:

Deferred revenues consists of the following (in thousands):

                                                         December 31,
                                                    ------------------------
                                                      2001              2000
                                                    -------          --------
Domain registrations                                $   522          $ 11,982
Other                                                   383             3,059
                                                    -------          --------
                                                        905            15,041
Less - Current portion of deferred revenues            (750)          (11,338)
                                                    -------          --------
Deferred Revenues                                   $   155          $  3,703
                                                    =======          ========


Unearned revenues related to domain registrations represent the unexpired term of registration fees, net of the referral commissions paid to affiliates and referral partners, and are recognized ratably over the term of the registration. Revenues from marketing and professional fees are recognized when services are delivered, and licensing fees are recognized over the term of agreement.

Note 13. Debt Obligations:

Notes and leases payable consists of the following (in thousands):

                                                                                                           December 31,
                                                                                               ------------------------------
                                                                                                    2001                 2000
                                                                                               ----------            --------
    Term note payable bearing interest at 12% per year, principal and interest
       payments payable monthly, final payment due in March 2002...........................    $       --            $  1,750
    Credit agreement bearing interest at prime lending rate plus 1-1/2% (11% at
       December 31, 2000); principal and interest payments payable monthly, final
       payment due in November 2003, net of discount of $300,000...........................            --               9,847
    Convertible notes payable, net of discount of $5,235,000...............................            --               9,765
    Convertible notes payable, net of discount of $125,887.................................         1,374                  --
    Capital lease obligations and other notes payable, interest, and principal payable monthly, interest at rates from 5% to 29% with maturity dates
       between 2001 and 2010...............................................................           979               5,176
                                                                                               ----------            --------
                                                                                                    2,353              26,538
    Less current portion...................................................................          (723)            (24,797)
                                                                                               ----------            --------
                                                                                               $    1,630            $  1,741
                                                                                               ==========            ========

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

In March 1999, the Company entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow the Company to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan, a $4.0 million bridge loan and a line of credit of up to $2.5 million. On May 10, 2001, the Company repaid its obligation under the loan and security agreement with the cash that had been restricted for this purpose. In conjunction with the loan and security agreement, the Company issued warrants to acquire 4,800 shares of common stock at an exercise price of $93.75 per share. The warrants are exercisable immediately and expire in March 2006. In May 1999, the Company issued to the financial institution additional warrants to acquire 4,667 shares of common stock at an exercise price of $105.00 per share. The warrants are exercisable immediately and expire in June 2006.

On May 19, 2000, the Company entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. On April 2, 2001, the Company repaid its obligation under the credit agreement with the cash that had been restricted for this purpose.

On September 28, 2000, the Company sold $20.0 million of convertible notes ("Convertible Notes") and warrants to Capital Ventures International ("CVI") pursuant to a securities purchase agreement ("Securities Purchase Agreement"). The notes had a one-year term. On October 26, 2000, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on December 4, 2000. Also, the Company issued warrants to purchase 270,043 shares of common stock to CVI at an exercise price of $155.55 per share. The warrants were immediately exercisable and expired five years from closing. These warrants were valued at $9.4 million and were recorded as common stock warrants in the accompanying December 31, 2000 consolidated balance sheets. The notes were valued at $10.6 million. Immediately after the effective date, $5.0 million of the notes were converted into common stock. In May 2001, $4.0 million of the notes were converted into common stock. The terms of the notes provided for conversion to common stock at a conversion price of $25.23 per share.

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

On July 25, 2001, the Company entered into a settlement agreement with CVI ("Settlement Agreement") with respect to certain claims arising out of the Securities Purchase Agreement. As a result of the Settlement Agreement, the $11 million convertible notes and all warrants were retired. The Company paid $2.2 million and delivered a $1.5 million convertible promissory note ("Settlement Note"). The Settlement Note is due January 2003 and is convertible, at any time, into common stock at an exercise price of $2.00 at the option of CVI. CVI agreed that, upon the payment of the $2.2 million and the delivery of the Settlement Note, the Company satisfied all of past, present and future obligations to CVI under the Securities Purchase Agreement and all related documents other than the Registration Rights Agreement. However, CVI did not release its claim against the Company, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. CVI agreed not to assert a claim in excess of the principal amount of $20 million less any value received pursuant to the Settlement Agreement. The Company is vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on the Company in one or more future periods.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

Notes and leases payable mature as follows for the periods ending December 31, (in thousands):

 2002                                                $   723
 2003                                                  1,538
 2004                                                     90
 2005                                                      2
                                                     -------
 Total notes and leases payable                      $ 2,353
                                                     =======

Note 14. Commitments and Contingencies:

Commitments

The Company is obligated under capital and operating leases for various equipment leases and its office facilities. The leases expire through 2006. Future minimum lease payments under these leases are as follows for the periods ending December 31, (in thousands):

                                        Capital       Operating
                                        leases          leases
                                       -------        ---------
2002                                   $   782        $     952
2003                                       177              883
2004                                       105              901
2005                                         2              850
2006                                         -              624
                                       -------        ---------
                                         1,066        $   4,210
                                                      =========
Less amounts representing interest        (105)
                                       -------
Net present value of
  minimum lease payment                $   961
                                       =======

In 1999, the Company issued 62,400 warrants to purchase common stock at $6.25 per share to two financial institutions in conjunction with certain leases included above. The warrants are exercisable immediately and expire between June 2004 and April 2006.

Rental expense for the years ended December 31, 2001, 2000 and 1999 was approximately $2.5 million, $4.1 million and $1.3 million, respectively.

Contingencies

The Company and Mr. Walker, our chief executive officer, president, and chairman of the board, were named as defendants in multiple putative class actions pending in the United States District Court for the Western District of Washington in Seattle. Those actions are Jan Sherman, et al v. Dwayne M. Walker and Network Commerce Inc., C01-0675L (filed May 10, 2001); Joseph Carreiro v. Network Commerce, Inc. and Dwayne M. Walker, C01-0767L (filed May 25, 2001);

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

Steven Leong v. Network Commerce, Inc. and Dwayne M. Walker, C01-0770L (filed May 25, 2001); Alan Danse, et al. v. Dwayne M. Walker and Network Commerce, Inc., C01-852L (filed June 7, 2001); James Lindsay v. Dwayne M. Walker and Network Commerce, Inc., C01-0918R (filed June 20, 2001); and Kelly Christianson
v. Dwayne M. Walker and Network Commerce, Inc., C01-1063L (filed July 11, 2001). The judge in the class actions, the Honorable Robert Lasnik, entered an order consolidating the class actions. On September 26, 2001, prior to the date the consolidated complaint was due in the consolidated class actions, certain of the plaintiffs filed a another putative class action in the United States District Court for the Western District of Washington in Seattle, titled Jan Sherman; James Michaelson; and Jason Elkin v. Dwayne M. Walker; Network Commerce Inc.; Jacob I. Friesel; Alan D. Koslow; David M. Lonsdale; Bret R. Maxwell; Mark C. McClure; John R. Snedegar; Mark H. Terbeek; Dain Rauscher Inc.; U.S. Bancorp Piper Jaffray; SoundView Technology Group, Inc.; J.P. Morgan Chase & Co.; CIBC World Markets Corp.; and PaineWebber Inc., C01-0675L. This last action was filed under the consolidated cause number for the other consolidated class actions pending in Seattle. On November 13, 2001, plaintiffs filed the Court-ordered consolidated complaint. The consolidated complaint named as defendants all the institutions (including the Company) named in the prior complaints, but named only Mr. Walker as an individual defendant, and not the other individual defendants named in the September 26, 2001 complaint. The consolidated complaint purports to allege claims on behalf of all persons who purchased the Company's common stock during the period that begins on September 28, 1999 and ends on April 16, 2001. The consolidated complaint alleges violations of the federal securities laws based on alleged misrepresentations and omissions made by defendants to the market. The suits seek unspecified damages. On January 28, 2002, the Company and Mr. Walker filed a motion to dismiss the consolidated class action complaint for failure to state a claim on which legal relief can be granted. Decision on that motion is pending. The Company and Mr. Walker intend to vigorously defend the suits, but unfavorable resolution of these suits could have a material adverse effect on us in one or more future periods. In addition to the class actions described above, a class action lawsuit was filed on July 16, 2001 in the United States District Court for the Southern District of California, David Breidenbach v. Dwayne M. Walker and Network Commerce, Inc., 01 CV 1270 JM (NLS). The allegations and class period were similar to those in the consolidated complaint. That action was dismissed by the court on January 28, 2002 for lack of prosecution.

On May 22, 2001, Capital Ventures International ("CVI") filed suit against us and Mr. Walker, our chairman and chief executive officer and other past and current members of our board of directors alleging, among other things, a breach of the Securities Purchase Agreement dated September 28, 2000 entered into between CVI and Network Commerce Inc., fraudulent inducement and violations of certain federal securities laws. The lawsuit seeks unspecified damages and rescission. On July 25, 2001, we entered into a settlement agreement with CVI (the "Settlement Agreement") with respect to certain claims arising out of the Securities Purchase Agreement. As a result of the Settlement Agreement, we paid $2.2 million and delivered a $1.5 million promissory note (" the Settlement Note"). CVI agreed that, upon the payment of the $2.2 million and the delivery of the Settlement Note, the Company satisfied all of its past, present and future obligations to CVI under the Securities Purchase Agreement and all documents related to such Agreement other than the Registration Rights Agreement dated September 28, 2000. If we are found to be in default of the Settlement Note and if the default is not cured, or waived by CVI, CVI could seek remedies against us, which may include penalty rates of interest, immediate repayment of the debt and the filing of an involuntary petition in bankruptcy. Under such circumstances, we may have no alternative but to file a petition in bankruptcy. Notwithstanding the settlement, CVI did not release its claim against us, certain current and former officers and directors for the alleged security violations and for fraudulent inducement.

The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by the Company's insurance policies. We are vigorously defending against these claims. However, an adverse determination on one or more of these matters could result in a material adverse effect on our financial condition and results of operations.

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

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

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

                                                                    December 31,
                                                                -------------------------
                                                                  2001             2000
                                                               ----------       ---------
Deferred tax assets:
    Net operating loss carryforwards                           $  133,358       $  69,033
    Stock-based compensation                                            -               -
    Restructuring and impairment charges                           16,707          15,107
    Deferred revenue                                                    -           2,473
    Other                                                               -             945
    Valuation allowance for deferred tax assets                  (123,395)        (51,505)
                                                               ----------       ---------
    Total deferred tax assets                                      26,670          36,053
                                                               ----------       ---------

Deferred tax liabilities:
    Intangible assets                                             (26,626)        (36,001)
    Property and equipment                                            (44)            (52)
                                                               ----------       ---------
    Total deferred tax liabilities                                (26,670)        (36,053)
                                                               ----------       ---------
Net deferred taxes                                             $        -       $       -
                                                               ==========       =========


Income tax benefit differed from the amounts computed by applying the income tax rate of 38% (federal statutory rate of 34% plus a blend of state income tax rates, net of the federal benefit) to loss before income taxes as a result of the following (in thousands):

                                                                                       December 31,
                                                                       --------------------------------------------
                                                                           2001             2000             1999
                                                                       -----------      ----------        ----------
Expected income tax benefit                                            $   (76,763)     $ (118,268)       $  (28,858)
Increase (decrease) in income taxes resulting from:
    Change in valuation allowance                                           71,890          51,505            28,858
    Nondeductible goodwill                                                   4,873          18,095                 -
    Other                                                                        -            (537)                -
                                                                       -----------      ----------        ----------
Actual income tax benefit                                               $        -      $  (49,205)       $        -
                                                                       ===========      ==========        ==========

At December 31, 2001, the Company had net operating loss carryforwards of approximately $352.0 million related to U.S. federal, foreign and state jurisdictions. Utilization of net operating loss carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

amended. The Company's ability to use net operating losses incurred prior to July 1999 is limited to an aggregate of approximately $14.3 million per year due to sales of Series D and Series E convertible preferred stock to third parties in April 1998 and the sale of Series I convertible preferred stock to Chase Manhattan Bank in July 1999, which resulted in ownership changes. These carryforwards will begin to expire at various times commencing in 2012.

Note 16. Shareholders' Equity:

On July 10, 2001, the Company entered into a Common Stock Purchase Agreement ("Agreement") with Cody Holdings Inc. ("Investor") to provide the Company with up to $18 million in equity financing ("Equity Line"). Under the terms of the Agreement, the Company will have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The maximum available amount for draw down each period is determined using a formula that utilizes a weighted average stock price and stock volume over a sixty-day period. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at the discretion of the Company. If the Company chooses to draw down on the Equity Line, it will use the proceeds of the financing for general corporate purposes. The Company filed a registration statement on Form S-1 to effect the registration of these shares prior to drawing on this equity line, and the registration statement was declared effective on September 28, 2001. In October 2001, the Company initiated a draw down of $25,000 under the terms of the Company's Agreement with Cody Holdings Inc. Based on the Company's stock price and average trading volume as of December 31, 2001, it would be unable to make a draw down.

Convertible Preferred and Common Stock

At December 31, 2001, the Company had authorized 200,000,000 shares of common stock and 5,000,000 shares of convertible preferred stock. Through September 30, 1999, the Company had issued 1,345,938 shares of convertible preferred stock for total consideration of $89.4 million. All series of the Company's outstanding preferred stock were converted into common stock on a one-for-one basis upon completion of the Company's IPO during the fourth quarter of 1999.

Stock Option Plans

The Company adopted a combined incentive and nonqualified stock option plan (the "Plan") to provide incentive to employees, directors, consultants and advisors. The Company originally reserved 333,334 shares of common stock for issuance under the Plan. During 1999, 2000 and 2001, the Company amended the Plan and increased the shares reserved for issuance under the Plan to 2,700,000 as of December 31, 2001. The Company has granted options to purchase 177,200 shares to Company executives outside the Plan. In December 1999, the Company adopted a non-executive officer stock option plan (the "NOE Plan") to provide incentive to certain employees and consultants. The Company originally reserved 66,667 shares of common stock for issuance under the NOE Plan, which also allows for automatic increases in the number of shares issuable based on certain events, up to a maximum number of 266,667 shares. During 2000 and 2001, the Company increased the maximum number of shares issuable under the NOE Plan to 7,040,000. In December 1999, in connection with the acquisition of SpeedyClick, Corp., the Company assumed the SpeedyClick 1999 Stock Incentive Plan (the "SpeedyClick Plan"). The SpeedyClick Plan was designed to provide incentive to employees, directors, consultants and advisors. The Company has granted 10,517 shares of common stock for issuance under the SpeedyClick Plan. There are 25,001 shares of common stock reserved for issuance under the SpeedyClick Plan; however, the Company does not intend to make further grants of options under this Plan.

Options under the Plan, the NOE Plan, the SpeedyClick Plan and options granted outside of the Plan (the "Plans") generally expire 10 years from the date of grant. The Board of Directors determines the terms and conditions of options granted under the Plans, including the exercise price. Options are generally granted at fair market value on the date of grant and generally vest ratably over a three-year period from the date of grant.

Under APB No. 25, the Company records compensation expense over the vesting period for the difference between the exercise price and the deemed fair market value for financial reporting purposes of stock options granted. Prior to the Company's IPO, the fair value of common stock had been based on factors

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

including, but not limited to, preferred stock sales, milestones achieved in the development of the Company, comparisons to competitive public companies and general market conditions. Subsequent to the IPO, fair value has been determined using the Company's closing stock price as quoted in the public market. In April 2001, the Company repriced certain option grants issued in December 2000 and offered a voluntary stock option exchange program to its employees. The plan allowed employees, if they so choose, to exchange three options priced greater than $1.35 per share for one option priced at $1.35 per share. The vesting period will be quarterly over the next four quarters. Additionally, in July 2001, the Company offered a voluntary stock option exchange program to its employees. The plan allowed employees, if they so choose, to exchange two options for one option priced at $0.26 per share. The vesting period will be quarterly over the next four quarters. These exercise price changes will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock. In conjunction with grants made in 2001, 2000, and 1999, the Company recorded $2.6 million, $6.2 million, and $6.6 million as stock compensation expense in the accompanying December 31, 2001, 2000, and 1999 consolidated statements of operations, respectively.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation expense been recognized on stock options issued based on the fair value of the options at the date of grant and recognized over the vesting period, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                  December 31,
                                                                   -------------------------------------------
                                                                     2001             2000            1999
                                                                   ----------      ----------       ----------
                                                                              (dollars in thousands)
                                                                   -------------------------------------------
Net loss:
    As reported                                                    $ (202,099)     $ (262,026)      $  (75,943)
    Pro forma                                                        (204,153)       (271,002)         (83,443)
Basic loss per share:
    As reported                                                    $   (39.55)     $   (69.12)      $   (86.98)
    Pro forma                                                          (39.95)         (71.55)          (95.55)


The fair value of each option is estimated using the Black-Scholes option pricing model that takes into account: (1) the fair value stock price at the grant date, (2) the exercise price, (3) estimated lives ranging from two to three years, (4) no dividends, (5) risk-free interest rates ranging from 5.3% to 6.5% and (6) volatility ranging from 0% through June 18, 1999, 72.0% subsequent to June 18, 1999 through September 30, 1999, 88.3% subsequent to September 30, 1999 through December 31, 2000 and 134.70% for the year ended December 31, 2000. Annual volatility for the year ended December 31, 2001 was 271.45%. The initial impact on pro forma net loss may not be representative of compensation expense in future years when the effect of the amortization of multiple awards would be reflected in results from operations.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

A summary of activity relating to stock option grants under the Plans follows:

                                                                                December 31,
                                             ----------------------------------------------------------------------------------
                                                       2001                          2000                        1999
                                             ------------------------      ------------------------     -----------------------
                                                            Weighted                      Weighted                     Weighted
                                                            Average                       Average                      Average
                                                            Exercise                      Exercise                     Exercise
                                              Options        Price          Options        Price         Options        Price
                                             ----------    ---------       ----------    ---------      ----------    ---------
Outstanding at beginning of year              1,674,553    $   72.90          687,532     $  79.20        288,905     $   28.65
    Granted                                   5,208,606         0.36        1,524,539        73.35        493,962        102.45
    Exercised                                  (199,544)        0.11         (140,184)       30.75        (44,801)        31.35
    Cancelled                                (2,727,872)       43.83         (397,334)      121.50        (50,534)        60.90
                                             ----------                    ----------                   ----------
Outstanding at end of year                    3,955,743         1.12        1,674,553        72.90        687,532         79.20
                                             ==========                    ==========                   ==========
Exercisable at end of year                    2,057,009         1.71          454,215        85.50        215,463         32.55
                                             ==========                    ==========                   ==========
Weighted average grant date fair value
 of options granted during year              $     0.33                      $  15.60                    $   58.65
                                             ==========                    ==========                   ==========



The following information is provided for all stock options outstanding and exercisable at December 31, 2001:


                                     Outstanding                                           Exercisable
                             ----------------------------------------------       ----------------------------
                                                                 Weighted
                                                Weighted         Average                             Weighted
                                                Average         Remaining                            Average
                              Number of         Exercise        Contractual         Number of        Exercise
Exercise Price Range           Options           Price          Life (Years)         Options           Price
--------------------          ------------     ---------        ------------        ------------     ---------
$0.00 - $0.10                    1,487,491     $  0.10                9.0              503,965         $  0.10
$0.11 - $0.25                      822,500        0.14                9.6              750,000            0.14
$0.26 - $1.00                    1,546,744        0.27                8.5              729,484            0.26
$1.01 - $5.00                       52,155        1.47                8.2               33,346            1.46
$5.01 - $25.00                      10,805       16.39                4.1               10,805           16.39
$25.01 - $202.00                    36,048       97.03                8.0               29,409          100.16
                              ------------     ---------        ------------        ------------     ---------
                                 3,955,743     $  1.12                8.9            2,057,009         $  1.71
                              ============     =========        ============        ============     =========

During the fourth quarter of 1999, the contingent performance criteria relating to a stock option grant made outside of the Plan for 20,667 shares of the Company's common stock with an exercise price of $60.00 were satisfied. Accordingly, a stock-based compensation charge of approximately $3.3 million was recognized in the accompanying December 31, 1999 consolidated statement of operations. There were no such charges relating to contingent stock option grants in 2000 or prior to 1999.

At December 31, 2001, 5,616,638 shares of common stock were available for future grants under the Plans. Also, 5,616,638 shares of common stock were authorized but unissued relating to outstanding and available stock option grants under the Plans.

Warrants and Options Issued to Non-Employees and Business Partners

On April 29, 1999, pursuant to a distribution and marketing agreement with a telecommunications company, the Company issued warrants to purchase 6,667 shares of the Company's common stock at $150 per share. The warrants are exercisable immediately and expire in April 2002. Simultaneously, the Company entered into a put agreement, which allows the telecommunications company to put the shares back to the Company for $375.00 per share during the period from June 2001 to August 2001. The number of shares subject to the put warrant declines over time as the Company generates revenue under the marketing and distribution agreement. In accordance with EITF 96-13, the Company recorded the fair value of the put warrant in the accompanying consolidated balance sheet as of December 31, 1999.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

On May 19, 1999, the Company entered into a distribution agreement with a software manufacturer. As part of this agreement, the Company issued warrants to purchase 6,667 shares of common stock at $135.00 per share, options to purchase 20,000 shares of common stock at $72.00 per share and 13,334 shares of common stock valued at $135.00 per share.

During the third and fourth quarters of 1999, the Company granted warrants to purchase 12,253 shares of the Company's common stock to certain marketing partners at exercise prices ranging from $142.50 to $284.10. These warrants were immediately exercisable when granted and expire between 1 and 5 years from the date of grant.

During the second quarter of 2000, the Company issued warrants to purchase 26,667 shares of common stock to a third party in connection with the sale of certain of the Company's cost-basis investments. The warrants have an exercise price of $30.00 per share and are immediately exercisable at the time of grant.

During the third quarter of 2000, the Company issued options to purchase 13,334 shares of common stock under the Plans to certain advisory board members. These options have an exercise price of $90.00 and vest ratably over a two-year period. The options were valued at $49.65 per share using a Black-Scholes option pricing model and were recorded as deferred compensation to be amortized over a two-year period. There were no other non-employee stock option grants made during 2000.

During the third quarter 2001, the Company issued, in connection with the Equity Line, warrants to purchase up to 350,000 shares of the common stock at an exercise price of $0.57 per share. These warrants have a term of five years and the exercise price of the warrants is subject to antidilution adjustments. The Company also issued warrants to purchase 350,000 shares of the common stock at an exercise price of $0.57 per share to a placement agent, and certain of its affiliates, as a finder's fee. The warrants also have a term of five years. The warrants and the common stock issuable upon the exercise of such warrants were not registered under the Securities Act of 1933, and were granted pursuant to an exemption set forth in Section 4(2) thereunder. The warrants were valued at $76,000 and were recorded as common stock warrants in the accompanying December 31, 2001 consolidated balance sheet.

Employee Stock Purchase Plan

During 1999, the Company's Board of Directors and shareholders approved and adopted an employee stock purchase plan (the ESPP). A total of 133,334 shares of common stock have been reserved for issuance under the ESPP, which allows for future increases. During two six-month purchase periods each year, eligible employees may withhold up to 10% of their salary, plus commissions, to purchase common stock at a price equal to 85% of the lesser of the fair market value of the Company's common stock on the first or the last day of the applicable six month purchase period. The ESPP will continue for a term of 10 years, unless terminated earlier by the Company's Board of Directors. As of December 31, 1999, no shares had been sold to employees under the ESPP. The first sale of shares to employees occurred on April 30, 2000. Through the year-ended December 31, 2001, 13,985 shares of common stock had been purchased by the Company's employees under the ESPP.

The following shares of common stock were reserved at December 31, 2001:

Convertible preferred stock                       -
Common stock options                      5,616,638
Common stock warrants                       847,967
Employee stock purchase plan                119,349
                                          ---------
                                          6,583,954
                                          =========

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

Note 17. Segment Information:

The Company's segment information for each of the three years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):


                                                             Year Ended December 31,
                                                    ------------------------------------------
                                                      2001              2000            1999
                                                    ---------        ---------        --------
 Revenues:
       Continuing operations:
          Marketing                                 $   4,024        $       -        $      -
          Hosting                                         836              410             323
                                                    ---------        ---------        --------
                                                        4,860              410             323
                                                    ---------        ---------        --------
       Operations closed:
          Marketing                                     3,408           71,637          14,063
          Hosting                                      11,129           15,785           1,207
          eBusiness Services                              595           18,289          11,439
          BuySoftware.com                                   -                -           9,923
                                                    ---------        ---------        --------
                                                       15,132          105,711          36,632
                                                    ---------        ---------        --------
                                                       19,992          106,121          36,955
                                                    ---------        ---------        --------
 Cost of revenues:
       Continuing operations:
          Marketing                                       561                -               -
          Hosting                                         360               25              31
                                                    ---------        ---------        --------
                                                          921               25              31
                                                    ---------        ---------        --------
       Operations closed:
          Marketing                                     1,555           46,039           8,948
          Hosting                                       2,492            2,943              80
          eBusiness Services                              267           10,292           7,080
          BuySoftware.com                                   -                -          11,190
                                                    ---------        ---------        --------
                                                        4,314           59,274          27,298
                                                    ---------        ---------        --------
                                                        5,235           59,299          27,329
                                                    ---------        ---------        --------
 Gross Profit:
       Continuing operations:
          Marketing                                     3,463                -               -
          Hosting                                         476              385             292
                                                    ---------        ---------        --------
                                                        3,939              385             292
                                                    ---------        ---------        --------
       Operations closed:
          Marketing                                     1,853           25,598           5,115
          Hosting                                       8,637           12,842           1,127
          eBusiness Services                              328            7,997           4,359
          BuySoftware.com                                   -                -          (1,267)
                                                    ---------        ---------        --------
                                                       10,818           46,437           9,334
                                                    ---------        ---------        --------
                                                    $  14,757        $  46,822        $  9,626
                                                    =========        =========        ========

During 2000, management began tracking profitability by business segment. Management did not track business unit profitability in prior periods. The Company does not track assets by operating segments; consequently, it is not practicable to show assets by operating segments.

Note 18. Related Party Transactions:

The Company has subscriptions receivable of $41,000 from one former senior executive. The recourse note bore interest of 6.25% and was due September 2001. In September the interest rate increased to 8.25%. The Company has filed a lawsuit to collect this loan.

                              Network Commerce Inc.
                   Notes to Consolidated Financial Statements
                          December 31, 2001 (Continued)

The Company paid $98,000 in consulting fees to two former executives during 2001, one of whom also received 150,002 options priced between $2.26 and $3.16 for consulting fees.

The Company recognized revenues and expenses from entities in which the Company has an equity interest as follows (in thousands):

                                                                    Year Ended December 31
                   -----------------------------------------------------------------------------------------------------------------
                                        2001                                           2000                        1999
                   -------------------------------------------   -----------------------------------------  ------------------------
                   Merchandising     Service        Marketing     Merchandising      Service     Marketing  Merchandising  Marketing
                    Revenues         Revenues       Expenses       Revenues         Revenues     Expenses      Revenues    Expenses
                   ------------      --------       ---------     -------------     --------     ---------   ------------- ---------
Bidbay, Inc.       $ 300             $  -           $   -          $  5,409         $      -     $   370     $    -        $     -

Planet of Music,
Inc.                 170                -               -             5,163                -       1,525          -              -

Privaseek, Inc.        -                -               -             2,629                -           -          -              -

HobbyRat, Inc.         -                -               2             2,358                -         365          -              -

Escrow.com, Inc.       -                -               -                 -            1,787           -          -              -

Futurist Records,
Inc.                   -                -               -                 -            1,694           -          -              -

24/7 Media, Inc.      88                -               -             1,171                -       2,847          -          3,564

Other                339               15               8             4,131            2,538         217        539              -
                   ------------      --------       ---------     -------------     --------     ---------   ------------- ---------

                   $ 897             $ 15            $ 10          $ 20,861         $  6,019     $ 5,324     $  539        $ 3,564
                   ============      ========       =========     =============     ========     =========   ============= =========

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

The settlement provides that the Company will purchase 17,467 shares of its common stock from Mr. Walker in exchange for the tender of a $3.8 million note payable from the Company (Company Note). In connection with the settlement, the Company agreed to consolidate all of Mr. Walker's outstanding promissory notes to the Company, executed by him since September 28, 1999, which totaled $4.5 million as of December 31, 2000 and were recorded in Notes Receivables from employees and Subscriptions receivable. Principal and interest, at 7% per year, are due on March 31, 2011. Following the Company's purchase of the 17,467 shares, Mr. Walker may endorse the Company Note to the Company in partial satisfaction of the new loan. In addition, Mr. Walker agreed to transfer up to 78,078 shares of Company stock to the Company as additional payment of the loan. The Company agreed to reduce the balance of the loan by the fair market value of the 78,078 shares on the date of the transfer. To the extent Mr. Walker's outstanding promissory note has not been completely repaid by the above actions, the Company will immediately extinguish any remaining obligation Mr. Walker may owe under the promissory note. As a result of the settlement, the Company recognized approximately $4.5 million dollars of expense in the first quarter of 2001.

Note 19. Subsequent Events (Unaudited)

Marketable Equity Securities

In February 2002, the Company sold 700,000 shares of ROI at $2.50 per share. The Company will recognize a loss of $371,000 on the sale of the shares. The Company was able to sell the shares upon the effectiveness of ROI's registration statement with the SEC and as part of a settlement with ROI. The Company still holds 130,000 shares of ROI.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

Our directors and executive officers and further information concerning them are as follows:

Name                         Age           Position

Dwayne M. Walker             40            Chairman of the Board of Directors,
                                           Chief Executive Officer,
                                           President and
                                           Chief Operating Officer

N. Scott Dickson             39            Chief Financial Officer and Secretary

Anne-Marie K. Savage         37            Executive Vice President

Christopher Fenner           35            Director

David Lonsdale               47            Director

Mark Terbeek                 31            Director

Dwayne M. Walker, age 40, has been our Chairman of the Board since March 1996, our Chief Executive Officer since August 1996, our President since April 2001 and a director since August 1995. Mr. Walker was our President from March 1996 to January 2000. From April 1995 to April 1996, he was President and Chief Executive Officer of Integra Technologies, a wireless communications company. From September 1989 to March 1995, he was a Director for Microsoft Windows NT and Networking Products and a General Manager of Microsoft Corporation, a software company. Mr. Walker is a Class III director and his term as such will expire in 2002.

N. Scott Dickson, age 39, has been the Chief Financial Officer and Secretary since July 2001. From April 2001 to July 2001, he was our controller. From September 1999 to January 2001, Mr. Dickson was the Controller and Secretary at MemeStreams. From August 1997 to April 1999, he was the Controller for SPL WorldGroup. From October 1996 to July 1997, he was vice president and corporate controller for NetSource Communications, and prior to that he was a vice president at Splash Studios. Mr. Dickson has a B.S. in accounting from Montana State University.

Anne-Marie K. Savage, age 37, has been an Executive Vice President since June 1999. Ms. Savage has primary responsibility for our NCI Marketing division. From February 1998 to June 1999, she was our Senior Vice President-Marketing and Business Development. From March 1997 to February 1998, she was our Vice President-Online Stores, and from July 1996 to March 1997, she was our Director of Marketing. From April 1995 to April 1996, she was the Director of Marketing of Integra Technologies. From April 1994 to April 1995, she was an independent marketing consultant. Ms. Savage received a B.A. in hotel and restaurant administration from Washington State University.

Christopher P. Fenner, age 35, has served as a director since June 2001. Since May 2001 he has been an independent management consultant. From June 1998 to June 2001 he was a Vice President of the Emerging Growth Division at Imperial Bank. From August 1988 to June 1998 he held various key management positions at Seafirst National Bank. Mr. Fenner received a B.A. in Business with a concentration in Finance from the University of Washington. Mr. Fenner is a Class II director and his term as such will expire in 2004.

David M. Lonsdale, age 47, has served as a director since October 1998. Since February 2000, he has been Chairman and Chief Executive Officer of bTrade.com, Inc. From December 1998 to February 2000, he was the President and Chief Executive Officer of Uppercase, a Xerox subsidiary and software development company. From November 1996 to November 1998, he was the Chief Executive Officer and President of Major Connections, a software distribution company. From April 1995 to November 1996, he was Vice President of Worldwide Sales at Integrated Micro Products, a computer manufacturer. From May 1990 to April 1995, he was President and Chief Executive Officer of A.C. Nielsen Software and Systems, a direct marketing software company delivering software and solutions for direct marketing. Mr. Lonsdale received a B.S. in physics and a B.S. in mathematics from the University of Leeds in England and an M.B.A. from Cornell University. Mr. Lonsdale is a Class III director and his term as such will expire in 2002.

Mark H. Terbeek, age 31, has served as a director since February 1997. Since July 1999 he has been Vice President-Corporate Development at Jamcracker, Inc. From August 1997 to July 1999, he was an independent management consultant. From May 1995 to August 1997, he was an associate for First Analysis Corporation, a venture capital firm. From August 1993 to May 1995, he was a business analyst at McKinsey & Co., a management consulting company. He received a B.A. from DePauw University and an M.B.A. from Stanford University. Mr. Terbeek is a Class I director and his term as such will expire in 2002.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

Directors currently receive cash compensation from us on a quarterly basis for serving as directors and on board committees. Additionally, they are reimbursed for their reasonable expenses incurred in attending board meetings. Furthermore, from time to time, we grant options to purchase common stock to nonemployee directors. See "Related Transactions With Executive Officers, Directors and 5% Shareholders."

Executive Officer Compensation

The following table sets forth the compensation paid by us to our Chief Executive Officer and other executive officers whose salary and bonus for fiscal 2001 exceeded $100,000:

                                                                                    Summary Compensation Table
                                                                       --------------------------------------------------------
                                                                                                                  Long-Term
                                                                                                                Compensation
                                                                            Annual Compensation                   Awards
                                                                       ----------------------------------     -----------------
                                                                                                                  Securities
                                                                                                                 Underlying
Name and Principal Position                                            Year       Salary        Bonus              Options
-------------------------------------------------------------------    ----     -----------   -----------     -----------------
Dwayne M. Walker (1)...............................................    2001      $1,011,698      $500,000                  $---
Chairman, Chief Executive Officer,                                     2000         411,050       300,000             1,881,890
President and Chief Operating Officer                                  1999         321,923       101,566               950,175

Anne-Marie K. Savage...............................................    2001        $246,027       $60,000                  $---
Executive Vice President                                               2000         189,583       100,000                17,100
                                                                       1999         134,263        26,566               122,850

N. Scott Dickson...................................................    2001        $112,590          $---                  $---
Chief Financial Officer and Secretary                                  2000             ---           ---                   ---
                                                                       1999             ---           ---                   ---

Joe E. Arciniega, Jr. (2)..........................................    2001        $450,423      $125,000                  $---
Former President and Chief Operating Officer                           2000         353,125       100,000                   ---
                                                                       1999         173,672         1,566                50,175

Othniel D. Palomino (3)............................................    2001        $103,913       $50,000              $340,343
Former Executive Vice President Corporate Development                  2000         193,750       100,000                   ---
                                                                       1999         134,263        26,566                50,175



(1) Included in Mr. Walker's 2001 salary is $537,283 that represents the debt obligations extinguished by the Company, in April 2001, as part of the settlement of potential claims held by Mr. Walker.

(2)  Mr. Arciniega resigned from his position as President and Chief Operating
     Officer on April 2, 2001.

(3) Mr. Palomino resigned from his position as Executive Vice President on February 28, 2001.



Option Grants

During fiscal 2001, we granted options to purchase a total of 5,207,030 shares of common stock both outside of and under our stock option plans to our employees, directors and consultants, including the individuals listed in the Summary Compensation Table.

The following table sets forth certain information with respect to stock options granted to each of the individuals listed in the Summary Compensation Table in fiscal 2001. In accordance with Securities and Exchange Commission rules, potential realizable values for the following table are:

* net of exercise price before taxes;

* based on the assumption that our common stock appreciates at the annual rates shown, compounded annually, from the date of grant until the expiration of the term; and

* based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Option Grants in Fiscal 2001

                                                                     Option Grants in Fiscal 2001
                         ---------------------------------------------------------------------------------------------------------

                                                                                              Potential Realizable Value at Assumed
                                                                                                   Annual Rates of Stock Price
                                            Individual Grants                                       Appreciation for Option Term**
                         --------------------------------------------------------------------  ------------------------------------
                                                                         Fair
                          Number of        % of Total                    Market
                         Securities          Options                    Value on
                         Underlying        Granted to      Exercise     the Date
                           Options        Employees In      Price      of Grant*     Expiration
Name                       Granted         Fiscal 2001    ($/share)    ($/share)        Date        0%           5%         10%
----------------------   ------------     -----------      -------     ---------     ----------  -------      ---------     --------
Dwayne M. Walker              300,000            5.76        $0.26      $0.26         8/10/11          -        $49,054     $124,312
                               32,692             .63        $0.26      $0.26         8/10/11          -         $5,346      $13,547
                               27,399             .53        $0.26      $0.26         8/10/11          -         $4,480      $11,353
                                5,556             .11        $0.26      $0.26         8/10/11          -           $908       $2,302
                              750,000           14.40        $.014      $0.12         10/1/11    $79,500       $136,101     $222,937

N. Scott Dickson               50,000             .96        $0.26      $0.26         8/10/11          -         $8,176      $20,719
                                6,667             .13        $0.26      $0.26         8/10/11          -         $1,090       $2,763
                               50,000             .96        $0.29      $0.28         8/16/11          -         $8,305      $21,812
                              100,000            1.92        $0.10      $0.10         10/3/11          -         $6,289      $15,937


Anne-Marie K. Savage          100,000            1.92        $0.26      $0.26         8/10/11          -        $16,351      $41,437
                                4,359             .08        $0.26      $0.26         8/10/11          -           $713       $1,806
                                7,810             .15        $0.26      $0.26         8/10/11          -         $1,277       $3,236
                                  542             .01        $0.26      $0.26         8/10/11          -            $89         $225
                              100,000            1.92        $0.10      $0.10         10/3/11          -         $6,289      $15,937


Joe E. Arciniega, Jr. (1)           -               -            -          -               -          -              -            -


Othniel D. Palomino (2)       100,001            1.92        $0.02      $3.16         10/1/01   $314,003       $321,807     $329,427
                               50,001             .96        $0.02      $2.26         10/1/01   $112,002       $114,793     $117,518
-----------
*    Fair market value is based on the closing price for our common stock as reported by the Nasdaq National Market or the over the counter market on the date of grant.
**   These values are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock.
(1)  Mr. Arciniega resigned from his position as President and Chief Operating
     Officer on April 2, 2001.
(2)  Mr. Palomino resigned from his position as Executive Vice President on
     February 28, 2001.

Fiscal Year-End Option Values

The following table presents information about options held by the executive officers named in the Summary Compensation Table and the value of those options as of December 31, 2001. The value of in-the-money options is based on the closing price on December 31, 2001, net of the option exercise price.

                                                        Aggregate Option Exercises in 2001 and
                                                            Fiscal Year-End Option Values
                                 -------------------------------------------------------------------------------------------------
                                                                Number of Securities Underlying           Value of Unexercised
                                                                    Unexercised Options at                In-the-Money Options
                                                                       December 31, 2001                  at December 31, 2001
                                   Shares                       -------------------------------     ------------------------------
                                  Acquired         Value
Name                             on Exercise      Realized      Exercisable       Unexercisable     Exercisable      Unexercisable
----------------------          ------------      ----------    -----------       -------------     -----------      -------------
Dwayne M. Walker                      0                $0.00      898,411             217,236        $15,000.00             $0.00
N. Scott Dickson                      0                $0.00       90,286             116,381         $1,999.20             $0.00
Anne-Marie K. Savage                  0                $0.00       80,496             132,215         $1,999.20             $0.00
Joe E. Arciniega,Jr.(1)               0                $0.00            0                   0                 0             $0.00
Othniel D. Palomino(2)             150,002          $340,343            0                   0                 0             $0.00


(1)  Mr. Arciniega resigned from his position as President and Chief Operating
     Officer on April 2, 2001.

(2) Mr. Palomino resigned from his position as Executive Vice President on February 28, 2001.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

We have entered into a written employment agreement with Mr. Dwayne Walker effective as of July 1, 1999, as amended by letter agreement dated as of April 5, 2001. Mr. Walker's employment agreement may be terminated by either Mr. Walker or us at any time, upon written notice to the other. The agreement, as amended, provides for an annual salary of $450,000, and Mr. Walker is not entitled to receive a cash bonus until December 31, 2002 unless the Board of Directors determines otherwise. Effective October 1, 2001, Mr. Walker's employment agreement was amended to provide for an annual salary of $405,000. Mr. Walker's salary is to be reviewed at the end of each calendar year by the compensation committee and adjusted at the board's sole discretion, provided, however, that Mr. Walker's salary may not be adjusted downward without his consent. Pursuant to the employment agreement, we granted to Mr. Walker, during eight consecutive quarters commencing on the first anniversary of the employment agreement, an option to purchase up to 125,000 shares of common stock at an exercise price equal to the closing price of our common stock on the Nasdaq National Market on the date of grant. The option vests in four equal semiannual installments subject to Mr. Walker's continued employment with us. Mr. Walker receives a $400 monthly car allowance and life insurance of $2,000,000. If we terminate Mr. Walker at any time without cause, or if he terminates his employment for "good reason" after we have received 30 days' notice and have failed to cure, or leaves within six months after a change in control of Network Commerce, we will pay him a lump-sum amount equal to his annual base salary for a period of 24 months following termination and all options granted to him under this agreement shall vest. For purposes of the agreement, "good reason" means and includes the occurrence without Mr. Walker's consent of a material reduction in his title, authority, status or responsibilities or our material breach of the agreement.

We have entered into a written employment agreement with Mr. Scott Dickson effective as of July 30, 2001. Mr. Dickson's employment may be terminated by either Mr. Dickson or us at any time. The agreement provides for a monthly salary of $14,583.33, and a discretionary bonus. Effective October 1, 2001, Mr. Dickson's employment agreement was amended to provide for a monthly salary of $13,125.00. In addition Mr. Dickson will receive an option grant for the purchase of 50,000 shares of common stock at an exercise price of $0.26 per share, which will vest a third as of September 30, 2001, a third as of December 31, 2001 and a third as of March 31, 2002.

We have entered into a written employment agreement with Ms. Anne-Marie Savage effective as of December 10, 2000. Ms. Savage's employment agreement may be terminated by either Ms. Savage or us at any time, upon written notice to the other. The agreement provides for a monthly salary of $18,750.00 and a discretionary bonus. Effective October 1, 2001, Ms. Savage's employment agreement was amended to provide for a monthly salary of $14,343.00. If Ms. Savage is terminated by Network Commerce at any time for a reason other than "cause", disability or death, or if Network Commerce breaches the employment agreement and fails to cure such breach, Network Commerce will continue to pay Ms. Savage's salary for 12 months from termination. For purposes of the employment agreement, the term "cause" includes conduct that has a material adverse effect on Network Commerce, the failure to execute directives, or deliver on at least 75% of the forecast or objectives, established by the company's chief executive officer or president. If Ms. Savage terminates her employment voluntarily, we will pay to her 3 months of base salary in standard payroll increments.

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

Compensation Committee Report on Executive Compensation

The following is the report of our compensation committee describing the compensation policies and rationale applicable to our executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 2001. The information contained in the report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into that filing.

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

Equity-Based Compensation

The compensation committee views stock options as an important part of our long-term, performance-based compensation program. The compensation committee bases grants of stock options to our executive officers under our stock option plan on the committee's estimation of each executive's contribution to the long-term growth and profitability of Network Commerce. The stock option plan is intended to provide additional incentives to the executive officers to maximize shareholder value. Options are generally granted under the stock option plan at the then-current market price and are generally subject to two-year vesting periods to encourage key employees to remain with us.

Compensation of the Chief Executive Officer

The base salary of Dwayne Walker, our Chief Executive Officer, after giving effect to the amended terms of his employment as of April 5, 2001, is set at an amount the compensation committee believes is competitive with salaries paid to executives of companies of comparable size in similar industries. In evaluating Mr. Walker's salary, the compensation committee relied upon publicly available compensation information and informal data obtained by the compensation committee with respect to cash compensation and stock option grants to similarly situated executives of high technology companies of comparable size. These companies were selected informally without the use of a compensation consultant.

Mr. Walker's 2001 annual salary was approved by the board of directors by considering several factors, including Mr. Walker's assistance in attaining our goals for corporate revenue and operating results for the fiscal year, completing a number of significant strategic acquisitions, business alliances and relationships, launching several additional online media properties and shaping our strategic focus, market position and brand development. No set formula is used for this determination, and no particular function is weighted more than another.

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

                             COMPENSATION COMMITTEE

                               David M. Lonsdale
                               Christopher Fenner
                                  Mark Terbeek

Performance Graph

Set forth below is a line graph comparing the cumulative return to the shareholders of our common stock with the cumulative return of (i) the Nasdaq U.S. Index and (ii) the Dow-Jones Internet Commerce Index for the period commencing September 29, 1999 (the date of our initial public offering) and ending on December 31, 2001. The information contained in the performance graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into that filing.

      Comparison of Cumulative Total Return* Among Network Commerce Inc.,
                  the Nasdaq Stock Market Composite Index and
                     the Dow-Jones Internet Commerce Index

                              [PERFORMANCE GRAPH]



                                                                         9/29/99      12/31/00     12/31/01
                                                                         -------      --------     --------
Network Commerce Inc...............................................      $100.00         $5.00        $0.16
The Nasdaq Stock Market Composite Index............................      $100.00        $89.63       $70.76
The Dow-Jones Internet Commerce Index..............................      $100.00        $26.06       $25.62

-----------

(*) Assumes $100 invested in the Company's common stock at the close of the first day of trading on September 29, 1999. Similarly, assumes $100 invested in the Nasdaq Stock Market Composite Index and the Dow-Jones
     Internet Commerce Index on September 29, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2001, certain information regarding the beneficial ownership by

* each of our officers for whom information is provided under "Executive Compensation" in this report;

*    each of our directors; and

*    all of our directors and executive officers as a group.

Based on publicly available information, no person beneficially owned more than 5% of our outstanding voting securities at December 31, 2001 other than as noted below. To our knowledge, the beneficial owners listed on the following table have sole voting and investment power with respect to the shares shown as beneficially owned.

                                                                                    Shares of
                                                                         Network Commerce Inc. Common Stock
                                                                     ---------------------------------------
                     Name and Address of                             Number Beneficially        Percent of
                      Beneficial Owners                                    Owned                  Class
--------------------------------------------------------------       -------------------      --------------
Executive Officers

Dwayne M. Walker (3)..........................................                 1,126,133              19.16%
Joe E. Arciniega, Jr. (4) ....................................                         0                   *
Anne-Marie K. Savage (5)......................................                   182,595               3.11%
N. Scott Dickson (6)..........................................                   136,273               2.32%
Othniel D. Palomino (7).......................................                    23,390                   *

Directors

David M. Lonsdale (8).........................................                    33,202                   *
Mark H. Terbeek (9)...........................................                    31,264                   *
Christopher Fenner (10).......................................                    13,200                   *
All directors and executive officers as a group (2)
  (8 persons).................................................                 1,546,057              26.30%


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

(3) Includes 427 shares owned by family members of Mr. Walker over which Mr. Walker holds voting power and 5,000 shares held by various trusts over which Mr. Walker has voting power. Also includes 980,823 shares issuable pursuant to options held by Mr. Walker that are currently exercisable or exercisable within 60 days of December 31, 2001. Mr. Walker is a director in addition to being an executive officer.

(4) Includes 0 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of December 31, 2001. Mr. Arciniega resigned from his position as President and Chief Operating Officer on April 2, 2001.

(5) Includes 138,995 shares issuable pursuant to options held by Ms. Savage that are currently exercisable or exercisable within 60 days of December 31, 2001.

(6) Includes 136,273 shares issuable pursuant to options held by Mr. Dickson that are currently exercisable or exercisable within 60 days of December 31, 2001.

(7) Includes 0 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of December 31, 2001. Mr. Palomino resigned from his position as Executive Vice President on February 28, 2001

(8) Includes 33,202 shares issuable pursuant to options held by Mr. Lonsdale that are currently exercisable or exercisable within 60 days of December 31, 2001.

(9) Includes 29,868 shares issuable pursuant to options held by Mr. Terbeek that are currently exercisable or exercisable within 60 days of December 31, 2001.

(10) Includes 13,200 shares issuable pursuant to options held by Mr. Fenner that are currently exercisable or exercisable within 60 days of December 31, 2001.

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

Based solely on our review of the copies of such forms we received, or written representations from certain reporting persons that no forms were required for those persons, we believe that during 2001 our officers, directors and greater-than-10% beneficial owners complied with all filing requirements required by Section 16(a) that are applicable to them.

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

In April 2001, Network Commerce entered into an agreement with Mr. Walker to resolve certain potential claims Mr. Walker may have had with respect to the withdrawal of Mr. Walker's shares of Network Commerce's common stock from its secondary public offering completed in February 2000. The terms of this agreement are set forth in a letter dated as of April 5, 2001 between Network Commerce and Mr. Walker. The agreement provides that Network Commerce will purchase 17,467 shares of its common stock from Mr. Walker in exchange for the tender of a $3.8 million note payable from Network Commerce to Mr. Walker (the "Company Note"). Network Commerce also agreed to consolidate into a new loan (the "Loan") all of Mr. Walker's outstanding promissory notes to Network Commerce, in the aggregate principal amount of $4,535,380. The Loan will bear interest at 7% per annum and is due March 31, 2011, but Mr. Walker may prepay the Loan at any time without penalty. Interest will accrue and be due as a balloon payment on March 31, 2011. Following Network Commerce's purchase of the 17,467 shares, Mr. Walker may endorse the Company Note to Network Commerce in satisfaction of that portion of the Loan equal to the face amount of the Company Note. In addition, Mr. Walker agreed to transfer up to 78,078 shares of Network Commerce common stock to Network Commerce as additional payment of the Loan. Network Commerce agreed to reduce the balance of the Loan by the fair market value of the 78,078 shares on the date of the transfer. Network Commerce agreed to cancel the remainder of Mr. Walker's debt to Network Commerce after giving effect to the transfer of the Company Note, the purchase and transfer of the 17,467 shares and 78,078 shares of Network Commerce common Stock in the manner described above, and to pay Mr. Walker's withholding and employment taxes relating to such cancellation.

Each of the foregoing and any future transactions between Network Commerce and its officers, directors and greater than 5% shareholders and their affiliates will be approved by a majority of the board of directors, including a majority of our disinterested, nonemployee directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

                                                               Page
Network Commerce Inc.
        Report of Independent Public Accountants                41
        Consolidated Balance Sheets                             42
        Consolidated Statements of Operations                   43
        Consolidated Statements of Shareholders'
         Equity and Comprehensive Loss                          44
        Consolidated Statements of Cash Flows                   46
        Notes to Consolidated Financial Statements              47
        Schedule II - Valuation and Qualifying Accounts         83


REPORTS ON FORM 8-K

On January 4, 2001, we filed a Form 8-K under Item 5 reporting the acquisition of all of the outstanding stock of Internet Domain Registrars Corp., a California corporation doing business as registrars.com ("IDR"), pursuant to a Stock Purchase Agreement dated as of December 22, 2000, among Network Commerce, IDR, William Jo Holdings (Barbados) Ltd. and Paul Lum Holdings (Barbados) Ltd., the shareholders of the foregoing entities, William Jo and Paul Lum.

On January 24, 2001, we filed a Form 8-K under Item 5 reporting the issuance of a press release that announced revised guidance for financial matters for the fourth quarter of 2000 and fiscal year 2001.

On February 2, 2001, we filed a Form 8-K under Item 5 reporting the issuance of a press release that announced fourth quarter financial results and other information.

On April 4, 2001, we filed a Form 8-K under Item 5 reporting issued a press release that announced additional restructuring, reduction of workforce and notification of late 10-K filing. The 8-K also reported that we issued a press release that announced resignation of Joe Arciniega, our former President and Chief Operating Officer.

On June 25, 2001, we filed a Form 8-K under Item 5 reporting that we had requested a hearing from Nasdaq to appeal a notice concerning the potential delisting of our common stock from the Nasdaq National Market.

On July 2, 2001, we filed a Form 8-K under Item 5 reporting that Network Commerce Inc. through its wholly-owned subsidiary Internet Domain Registrars Corp., a California corporation doing business as Registrars.com ("IDR"), sold substantially all of IDR's assets to VeriSign, Inc., a Delaware corporation, ("Buyer") and Registrars.com Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Buyer ("Acquisition Sub") pursuant to an Asset Purchase Agreement dated as of June 15, 2001, among Network Commerce, Buyer, Acquisition Sub, IDR, IDR Internet Domain Registrars Corp., Domainstore.com Registration Corp. and Bulkreserve.com Domain Registration Corp.

On July 16, 2001, we filed a Form 8-K under Item 5 reporting the consummation of a Common Stock Purchase Agreement (the "Agreement") entered into between Network Commerce Inc. and Cody Holdings Inc. to provide us with up to $18,000,000 in equity financing. The Form 8-K was subsequently amended by filing a Form 8-K/A on July 31, 2001.

On July 31, 2001, we filed a Form 8-K under Item 5 reporting that we had entered into a settlement agreement with Capital Ventures International ("CVI") with respect to certain claims arising out of the Securities Purchase Agreement dated as of September 28, 2000 between NCI and CVI, and all amendments thereto, and all documents (other than the Registration Rights Agreement) executed in connection therewith.

On August 7, 2001, we filed a Form 8-K under Item 5 reporting the issuance of a press release that announced the departure of Randy Cerf and the naming of N. Scott Dickson to serve as our chief financial officer.

On December 5, 2001, we filed a Form 8-K under Item 5 reporting the issuance of a drawdown notice to Cody Holdings, Inc. in connection with the Common Stock Purchase Agreement dated July 10, 2001 (the "Agreement") evidencing an equity draw down facility between Cody Holdings and the Company.

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


10.15++                        Agreement  effective as of July 12, 1999,  between Chase Manhattan  Capital,  L.P.
                               and the registrant.
10.16#                         Agreement  and  Plan  of  Merger  dated  as  of  November 10,  1999,  among  Racer
                               Acquisition, Inc., SpeedyClick,  Corp., the Principal Shareholders of SpeedyClick,
                               Corp. and the registrant.
10.17#                         Employment Agreement, dated as of November 12,  1999, between Farid Tabibzadeh and the registrant.
10.18#                         Employment  Agreement,  dated as of November 12, 1999,  between  Shahab Emrani and the registrant.
10.20##                        Agreement  and  Plan of  Merger  dated  as of  December  16,  1999,  among  Chiefs
                               Acquisition,  Inc., WebCentric, Inc., the Stockholders of WebCentric, Inc. and the
                               registrant.
10.21###                       Letter of Intent,  dated  December 20,  1999,  between  Ubarter.com  Inc.,  Steven
                               White, New Horizons L.P. and the registrant.
10.22####                      Office Building Lease,  dated  September 21,  1999,  between CEP Investors XII LLC and the registrant.
10.23***                       Office Lease, dated December 13,  1999, between Benaroya Capital Company,  LLC and the registrant.
10.24***                       Promissory Note, dated September 28, 1999, from Alan Koslow to the registrant.
10.25***                       Agreement  and Plan of Merger dated  Januay 20,  2000 between  Ubarter.com  Inc.,
                               Shamu Acquisition, Inc. and the registrant.
10.26**                        Promissory Note, dated May 26, 2000 from Dwayne Walker to registrant.
10.27**                        Promissory Note, dated June 1, 2000 from Dwayne Walker to registrant.
10.28**                        Promissory Note, dated September 19, 2000 from Dwayne Walker to registrant.
10.29**                        Promissory Note, dated October 25, 2000 from Dwayne Walker to registrant.
10.30**                        Promissory Note, dated November 16, 2000 from Dwayne Walker to registrant.
10.30**                        Promissory Note, dated November 16, 2000 from Dwayne Walker to registrant.
10.31######                    Stock Purchase Agreement dated as of December 22, 2000, between
                               Network Commerce, IDR, William Jo Holdings (Barbados) Ltd., Paul Lum
                               Holdings (Barbados) Ltd., and the shareholders of the foregoing entities,
                               William Jo and Paul Lum.
10.32#######                   Assets Purchase Agreement dated as of June 15, 2001, between Network Commerce,
                               Buyer, Acquisition Sub, IDR, IDR Domain Registrars Corp., Domainstore.com Registration Corp. and
                               Bulkreserve.com Domain Registration Corp.
10.33########                  Commerce Stock Purchase Agreement entered into between Network Commerce and
                               Cody Holdings Inc. to provide us with up to $18,000,000 in equity financing.
10.34########                  Securities Purchase Agreement dated as of September 28, 2000 between
                               Network Commerce and CVI.
10.35#########                 Common Stock Purchase Agreement dated July 10, 2001 between Cody Holdings and
                               Network Commerce.
21.1*                          List of Subsidiaries
23.1*                          Consent of Arthur Andersen LLP, Independent Accountants.
99.1*                          Letter to the Securities and Exchange Commission  Regarding  Representations  made by Arthur Andersen LLP
-----------------
*          Filed herewith
**         Incorporated by reference to the Annual Report filed on Form 10-K on April
           17, 2001.
***        Incorporated by reference to the registration statement on Form S-4 (File
           No. 333-32452).
+          Portions of these exhibits have been omitted based upon a request for confidential treatment. The omitted portions of the exhibits have been filed separately with the Securities and Exchange Commission.
++         Incorporated by reference to the Registration Statement on Form S-1 (No.
           333-80981) filed by the registrant on September 28, 1999, as amended.
#          Incorporated by reference to the Current Report on Form 8-K (File No.
           000-26707) filed by the registrant on November 24, 1999, as amended.
##         Incorporated by reference to the Current Report on Form 8-K (File No.
           000-26707) filed by the registrant on December 29, 1999, as amended.
###        Incorporated by reference to the Current Report on Form 8-K (File No.
           000-26707) filed by the registrant on December 30, 1999.
####       Incorporated by reference to Quarterly Report on Form 10-Q (File No.
           000-26707) filed by the registrant on November 9, 1999.
#####      Incorporated by reference to Registration Statement on Form S-8 (File No.
           333-92533) filed by the registrant on December 10, 1999.
######     Incorporated by reference to the current report on Form 8-K (File No.
           000-26707) filed by the Registrant on January 4, 2001.
########   Incorporated by reference to the current report on Form 8-K (File No.
           000-26707) filed by the Registrant on July 16, 2001, as amended.
#########  Incorporated by reference to the current report on Form 8-K (File No.
           000-26707) filed by the Registrant on July 31, 2001.
########## Incorporated by reference to the current report on Form 8-K (File No.
           000-26707) filed by the Registrant on December 5, 2001.

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

Dated: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                       Title                            Date

        /S/ Dwayne M. Walker               Chief Executive Officer and Chairman        March 29, 2002
                                           of the Board (Principal Executive
                                           Officer)


        /S/ N. Scott Dickson               Chief Financial Officer, and Secretary      March 29, 2002
                                           (Principal Financial and Accounting
                                           Officer)


       /S/ Christopher Fenner              Director                                    March 29, 2002


       /S/ David M. Lonsdale               Director                                    March 29, 2002


        /S/ Mark H. Terbeek                Director                                    March 29, 2002


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


10.21###                       Letter of Intent,  dated  December 20,  1999,  between  Ubarter.com  Inc.,  Steven
                               White, New Horizons L.P. and the registrant.
10.22####                      Office Building Lease,  dated  September 21,  1999,  between CEP Investors XII LLC and the registrant.
10.23***                       Office Lease, dated December 13,  1999, between Benaroya Capital Company,  LLC and the registrant.
10.24***                       Promissory Note, dated September 28, 1999, from Alan Koslow to the registrant.
10.25***                       Agreement  and Plan of Merger dated  January 20,  2000 between  Ubarter.com  Inc.,
                               Shamu Acquisition, Inc. and the registrant.
10.26**                        Promissory Note, dated May 26, 2000 from Dwayne Walker to registrant.
10.27**                        Promissory Note, dated June 1, 2000 from Dwayne Walker to registrant.
10.28**                        Promissory Note, dated September 19, 2000 from Dwayne Walker to registrant.
10.29**                        Promissory Note, dated October 25, 2000 from Dwayne Walker to registrant.
10.30**                        Promissory Note, dated November 16, 2000 from Dwayne Walker to registrant.
10.31######                    Stock Purchase Agreement dated as of December 22, 2000, between
                               Network Commerce, IDR, William Jo Holdings (Barbados) Ltd., Paul Lum
                               Holdings (Barbados) Ltd., and the shareholders of the foregoing entities,
                               William Jo and Paul Lum.
10.32#######                   Assets Purchase Agreement dated as of June 15, 2001, between Network Commerce,
                               Buyer, Acquisition Sub, IDR, IDR Domain Registrars Corp., Domainstore.com Registration Corp. and
                               Bulkreserve.com Domain Registration Corp.
10.33########                  Commerce Stock Purchase Agreement entered into between Network Commerce and
                               Cody Holdings Inc. to provide us with up to $18,000,000 in equity financing.
10.34########                  Securities Purchase Agreement dated as of September 28, 2000 between
                               Network Commerce and CVI.
10.35#########                 Common Stock Purchase Agreement dated July 10, 2001 between Cody Holdings and
                               Network Commerce.
21.1*                          List of Subsidiaries
23.1*                          Consent of Arthur Andersen LLP, Independent Accountants.
99.1*                          Letter to the Securities and Exchange Commission  Regarding  Representations  made by Arthur Andersen LLP
-----------------
*          Filed herewith
**         Incorporated by reference to the Annual Report filed on Form 10-K on April
           17, 2001.
***        Incorporated by reference to the registration statement on Form S-4 (File
           No. 333-32452).
+          Portions of these exhibits have been omitted based upon a request for confidential treatment. The omitted portions of the exhibits have been filed separately with the Securities and Exchange Commission.
++         Incorporated by reference to the Registration Statement on Form S-1 (No.
           333-80981) filed by the registrant on September 28, 1999, as amended.
#          Incorporated by reference to the Current Report on Form 8-K (File No.
           000-26707) filed by the registrant on November 24, 1999, as amended.
##         Incorporated by reference to the Current Report on Form 8-K (File No.
           000-26707) filed by the registrant on December 29, 1999, as amended.
###        Incorporated by reference to the Current Report on Form 8-K (File No.
           000-26707) filed by the registrant on December 30, 1999.
####       Incorporated by reference to Quarterly Report on Form 10-Q (File No.
           000-26707) filed by the registrant on November 9, 1999.
#####      Incorporated by reference to Registration Statement on Form S-8 (File No.
           333-92533) filed by the registrant on December 10, 1999.
######     Incorporated by reference to the current report on Form 8-K (File No.
           000-26707) filed by the Registrant on January 4, 2001.
########   Incorporated by reference to the current report on Form 8-K (File No.
           000-26707) filed by the Registrant on July 16, 2001, as amended.
#########  Incorporated by reference to the current report on Form 8-K (File No.
           000-26707) filed by the Registrant on July 31, 2001.
########## Incorporated by reference to the current report on Form 8-K (File No.
           000-26707) filed by the Registrant on December 5, 2001.

                             Network Commerce Inc.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
              ACCOUNTS RECEIVABLE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (in thousands)




                                          Balance at         Charged /
                                         Beginning of      (Credited) to      Amounts Written   Balance at End
Year Ended                                  Period       Costs and Expenses       Off (1)          of Period
----------------                       ----------------   ----------------   ----------------   ----------------
December 31, 2001                          $  1,195           $  5,015          $  (4,742)        $  1,468

December 31, 2000                          $    291           $  6,188          $  (5,284)        $  1,195

December 31, 1999                          $    230           $    678          $    (617)        $    291

(1) Write-offs, net of bad debt recovery.


