Form 10-Q
period 2002-03-31
NETWORK COMMERCE INC
filed 2002-05-14
CIK 1087879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     As of May 3, 2002, there were 5,893,110 shares outstanding of the Registrant's common stock.

                              Network Commerce Inc.

                                    Form 10-Q

                                      Index

                                                                                                          PAGE
PART I            FINANCIAL INFORMATION

ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2002
                     and December 31, 2001..............................................................     3

                  Condensed Consolidated Statements of Operations for the three-month
                     periods ended March 31, 2002 and 2001 .............................................     4

                  Condensed Consolidated Statements of Cash Flows for the three-month
                     periods ended March 31, 2002 and 2001..............................................     5

                  Notes to Interim Condensed Consolidated Financial Statements..........................     6

ITEM 2:           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................    14

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    35


PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    36

ITEM 2:           Changes in Securities and Use of Proceeds.............................................    36

ITEM 3:           Defaults Upon Senior Securities.......................................................    36

ITEM 4:           Submission of Matters to a Vote of Security Holders...................................    36

ITEM 5:           Other Information.....................................................................    36

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    36


SIGNATURES        ......................................................................................    37


PART I.  FINANCIAL INFORMATION

ITEM 1.
                              Network Commerce Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                                            March 31,      December 31,
                                                                                         ------------------------------
                                                                                              2002             2001
                                                                                         --------------   -------------
                                          ASSETS
    Current assets:
       Cash and cash equivalents                                                         $        2,455   $       1,879
       Restricted cash                                                                              135             164
       Short-term investments                                                                         8               5
       Marketable equity securities                                                                 391           2,547
       Accounts receivable, net of allowance for bad debts of $1,288 and $1,468                   1,105           1,366
       Prepaid expenses and other current assets                                                  1,103           1,275
                                                                                         --------------   -------------
            Total current assets                                                                  5,197           7,236
    Property and equipment, net                                                                   1,439           1,705
    Other intangible assets, net                                                                     73             168
    Cost-basis investments                                                                          645             720
    Other assets, net                                                                               594             561
                                                                                         --------------   -------------
            Total assets                                                                 $        7,948   $      10,390
                                                                                         ==============   =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                                  $        2,061   $       2,200
       Accrued liabilities                                                                        2,697           2,860
       Current portion of notes and leases payable                                                1,882             723
       Deferred revenues                                                                            739             750
                                                                                         --------------   -------------
            Total current liabilities                                                             7,379           6,533
    Notes and leases payable, less current portion                                                  215           1,630
    Deferred revenues                                                                               348             155
                                                                                         --------------   -------------
            Total liabilities                                                                     7,942           8,318
                                                                                         --------------   -------------
    Commitments and contingencies (Note 11)
    Shareholders' equity:
       Convertible preferred stock, $0.001 par value:  authorized shares - 5,000,000;
           none issued and outstanding                                                                -               -
       Common stock, $0.001 par value:  authorized shares - 200,000,000; issued and outstanding shares - 5,893,110 at March 31, 2002 and 5,878,030
            at December 31, 2001                                                                556,460         556,574
       Subscriptions receivable                                                                     (41)            (41)
       Common stock warrants                                                                     18,248          18,248
       Deferred compensation                                                                     (2,509)         (3,193)
       Accumulated other comprehensive loss                                                        (121)            (85)
       Accumulated deficit                                                                     (572,031)       (569,431)
                                                                                         --------------   -------------
            Total shareholders' equity                                                                6           2,072
                                                                                         --------------   -------------
            Total liabilities and shareholders' equity                                   $        7,948   $      10,390
                                                                                         ==============   =============




     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except share amounts)
                                   (unaudited)


                                                                     For the Three Months Ended
                                                                               March 31,
                                                                  -------------------------------
                                                                       2002              2001
                                                                  -------------     -------------

Revenues                                                          $       1,618     $      10,108
Cost of revenues                                                            506             2,316
                                                                  -------------     -------------
          Gross profit                                                    1,112             7,792
                                                                  -------------     -------------
Operating expenses:
     Sales and marketing                                                  1,661            17,291
     Research and development                                               429             5,268
     General and administrative                                           1,303             4,283
     Amortization of intangible assets                                       96            18,297
     Stock-based compensation                                               569               260
     Restructuring and other impairment charges                               -            70,988
     Impairment of certain long-lived assets                                  -            43,136
     Unusual item - settlement of claim                                       -             4,559
                                                                  -------------     -------------
          Total operating expenses                                        4,058           164,082
                                                                  -------------     -------------
          Loss from operations                                           (2,946)         (156,290)
                                                                  -------------     -------------
Nonoperating income (expense):
     Loss on sale of investments                                           (388)             (150)
     Interest income                                                          6               557
     Interest expense                                                       (56)           (2,882)
     Other                                                                  597               (24)
     Impairment of cost-basis investments                                   (75)          (18,820)
                                                                  -------------     -------------
          Total nonoperating income (expense), net                           84           (21,319)
                                                                  -------------     -------------
          Loss before extraordinary gain                                 (2,862)         (177,609)
Extraordinary gain                                                          261                 -
                                                                  -------------     -------------
          Net loss                                                $      (2,601)    $    (177,609)
                                                                  =============     =============

Basic loss per share:
Loss before extraordinary gain                                    $       (0.52)    $      (36.77)
Extraordinary gain                                                         0.05                 -
                                                                  --------------    --------------
Basic loss per share                                              $       (0.47)    $      (36.77)
                                                                  ==============    ==============

Weighted average shares outstanding used to
     compute basic loss per share                                     5,559,621         4,830,563
                                                                  ==============    ==============



     The accompanying notes are an integral part of these condensed consolidated statements.

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                             For the Three Months Ended
                                                                                                        March 31,
                                                                                           ------------------------------
                                                                                                2002             2001
                                                                                           -------------    -------------
Operating activities:
      Net loss                                                                             $      (2,601)   $    (177,609)
      Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization                                                               383           21,235
         Accretion of promissory note payable                                                         29            2,074
         Provision for bad debts                                                                      42            2,627
         Amortization of deferred compensation                                                       569              260
         Restructuring and impairment charges                                                          -           70,988
         Impairment of certain long-lived assets                                                       -           43,136
         Impairment of investments                                                                    75           18,820
         Extraordinary gains                                                                         261                -
         Unusual item - settlement of claim                                                            -            4,559
         Realized loss from sale of marketable equity securities                                     388              150
         Changes in operating assets and liabilities -
              Accounts receivable                                                                    219            8,730
              Prepaid expenses and other current assets                                              172             (260)
              Other assets                                                                           (33)            (283)
              Accounts payable and accrued liabilities                                              (563)         (16,825)
              Deferred revenue                                                                       182              706
                                                                                           -------------    -------------
Net cash used in operating activities                                                               (877)         (21,692)
                                                                                           -------------    -------------
Investing activities:
      Sales of short-term investments                                                                 26           32,694
      Proceeds from sale of investments                                                            1,732              148
      Purchases of property and equipment                                                            (21)             (35)
      Investments in other assets                                                                      -               (2)
                                                                                           -------------    -------------
Net cash provided by investing activities                                                          1,737           32,805
                                                                                           -------------    -------------
Financing activities:
      Payments on line of credit                                                                       -           (1,041)
      Payments on long-term debt                                                                    (286)          (1,157)
      Proceeds from sale of common stock and exercise of stock options                                 2                4
      Proceeds from collection of subscription receivable                                              -                3
                                                                                           -------------    -------------
Net cash used in financing activities                                                               (284)          (2,191)
                                                                                           -------------    -------------
Net increase in cash and cash equivalents                                                            576            8,922
Cash and cash equivalents at beginning of period                                                   1,879           11,715
                                                                                           -------------    -------------
Cash and cash equivalents at end of period                                                 $       2,455    $      20,637
                                                                                           =============    =============
Supplementary disclosure of cash flow information:
      Cash paid during the period for interest                                             $          26    $         427
                                                                                           =============    =============
      Non-cash investing and financing activities:
         Assets acquired under capital leases                                              $           -    $         160
                                                                                           =============    =============


     The accompanying notes are an integral part of these condensed consolidated statements.

                              Network Commerce Inc.

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Organization and Background:

The Company

Network Commerce Inc. (the Company), a Washington corporation, is a technology infrastructure and online services company. The Company provides technology and online business services solutions through its two operating groups, NCI Hosting and NCI Marketing. Currently, NCI Hosting includes domain registration, hosting and other online business services, and NCI Marketing includes online database marketing services. Additionally, the Company is pursuing licenses of certain software patents. The Company's headquarters are located in Seattle, Washington.

The Company established NCI Hosting and NCI Marketing in January 2001 out of a restructuring of the Company's two then-existing commerce networks, known as the Network Commerce Consumer Network, which aggregated businesses and shoppers over a distributed network of Web sites, and the Network Commerce Business Network, which enabled businesses to engage in online activities and transactions with other businesses. The Company also previously operated an eBusiness Services division, which provided consulting, custom commerce solutions, and integrated marketing services for businesses conducting commerce online, and which was shutdown in January 2001 as part of the restructuring process. In addition, as a result of the restructuring efforts in 2001, certain of the Company's previous business units and offerings were shut down or sold, including SpeedyClick.com, GO Software, Ubarter, Internet Domain Registrars and FreeMerchant.com.

The Company is subject to the risks and challenges associated with other companies at a similar stage of development, including dependence on key management personnel, on successful development and marketing of its products and services and the continued acceptance of the Internet. Additional risks include competition from substitute products and services from companies with greater financial, technical, management and marketing resources and risks associated with recent restructuring activities. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may or may not be readily available.

Going Concern

The Company's condensed consolidated financial statements for the three months ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred a net loss of $2.6 million for the three-month period ended March 31, 2002 and has accumulated deficits of $572.0 million as of March 31, 2002. The Company has continuously incurred net losses from operations and as of March 31, 2002 had a working capital deficit of $2.2 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its cash reserves and cash flows from operations may be adequate to fund its operations through September 2002. Consequently, the Company will require substantial additional funds to continue to operate its business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to the Company on favorable terms or at all. Even if additional financing is available, the Company may be required to obtain the consent of its existing lenders, shareholders, or the party from whom the Company secured the equity credit line, which the Company may not be able to obtain. If additional financing is not available, the Company may need to dramatically change its business plan, shut down or reduce business units or production lines, sell or merge its business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

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

o loans from management or employees, salary deferrals or other cost cutting mechanisms.

Additional cost-cutting measures could include additional lay-offs and/or the closure of certain business units and facilities.

Note 2. Summary of Significant Accounting Policies:

Unaudited Interim Financial Data

The condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K as filed with the SEC on April 1, 2002. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

Since restructuring in January 2001, the Company derives revenues primarily from the sale of online database marketing services within NCI Marketing and domain registration, hosting and other online business services within NCI Hosting. Revenues from online database marketing services are recognized as the services are delivered to the businesses over the term of the agreement, which typically range from one to three months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Revenues from hosting and online business services are recognized over the term of the agreements, which are generally twelve months. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues.

Revenues are also generated from fees paid to the Company by businesses that licensed the Company's technology and patents: transaction processing, fraud prevention, and online payment system, as well as other e-commerce enabling technologies. Revenues may include licensing fees, per-transaction fees and, in certain cases, monthly hosting and maintenance fees, which were recognized in the period earned. Revenues generated from technology licensing were recognized in accordance with American Institute of Certified Public Accountants, Statement of Position 97-2, "Software Revenue Recognition."

The Company recognized revenues from barter transactions when earned. The Company valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. The Company recognized approximately $0 and $1.4 million in revenues on such transactions during the three-month periods ended March 31, 2002 and 2001, respectively.

The Company recognized revenues from the sale of online database marketing services, leads and orders, advertising and merchandising in which the Company received equity in the customer. The Company valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. The Company monitors these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that the Company's investments in these early-stage technology companies will be realized. The Company recognized approximately $0 and $205,000 in revenues on such equity transactions during the three-month periods ended March 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 establishes accounting and reporting standards for business combinations to use the purchase method. The effective date of SFAS No. 141 is June 30, 2001. All acquisitions by the Company have been accounted for using the purchase method. There have been no business combinations since June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 establishes accounting and reporting standards for acquired goodwill and other intangible assets. The statement eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS No. 142 is effective for fiscal years beginning after December 14, 2001. The Company adopted SFAS No. 142 on January 1, 2002 and the impact was immaterial.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on January 1, 2002 and the impact was immaterial.

Reclassifications and Reverse Stock Split Adjustments

Certain information reported in previous periods has been reclassified to conform to the current period presentation. Effective June 18, 2001, the Company initiated a 1-for-15 reverse split of the Company's outstanding common stock. All common stock share and per share amounts have been adjusted to reflect the reverse split.

Note 3. Acquisitions and Dispositions:

All acquisitions have been accounted for using the purchase method of accounting.

In June 1999, the Company acquired GO Software, Inc. ("GO"). GO develops and markets transaction processing software for personal computers that can function on a stand-alone basis or can interface with core corporate accounting systems. In May 2001, the Company completed the sale of GO to Return on Investment Corporation ("ROI") for $1.0 million in cash and $3.0 million in ROI common stock.

Also in June 1999, the Company acquired CardSecure, Inc. ("CardSecure") for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The acquisition was accounted for using the purchase method of accounting. The excess purchase price of approximately $3.5 million was allocated to acquired technology and is being amortized over a three-year life.

In November 1999, the Company acquired SpeedyClick, Corp. ("SpeedyClick"), a California corporation that maintained an Internet Web site that focused on entertainment and interactivity. In March 2001, the Company shut down the operations and wrote-off the remaining intangible assets.

In January 2000, the Company acquired Pronet Enterprises Ltd. ("Pronet"), a Canadian company, that operated a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. In January 2001, the Company revised its estimated useful life for these assets and amortized the remaining carrying value of Pronet over the first six months of 2001.

In April 2000, the Company acquired FreeMerchant.com, Inc. ("FreeMerchant"), a Delaware corporation, that developed online store-builder technology for small- to medium-sized businesses who seek a low-cost point of entry e-commerce solution and provides hosting services to those businesses. In December 2001, the Company sold substantially all of the assets of FreeMerchant.

In June 2000, the Company acquired Ubarter.com Inc. ("Ubarter"), a business-to-business e-commerce enterprise, which utilizes the Ubarter Dollar as payment for products and services by its member businesses over its proprietary barter exchange system. In February 2001, the Company sold the Canadian-based operations of Ubarter and in June 2001, the Company sold the US-based operations.

In August 2000, the Company acquired Ivebeengood.com, d.b.a. UberWorks, a developer of multi-merchant e-commerce purchasing tools and universal shopping cart technology. In March 2001, the Company abandoned the technology and wrote-off the remaining intangible assets.

In December 2000, the Company acquired ePackets.Net, Inc., a provider of permission-based one-to-one email solutions. In March 2001, the Company shut down the operations and wrote-off the remaining intangible assets.

In December 2000, the Company acquired Internet Domain Registrars Corporation ("IDR"), a domain name infrastructure company. In June 2001, the Company sold substantially all of the assets and liabilities of IDR.

Note 4. Restructuring, Impairment and Extraordinary Gains:

Restructurings and related impairments

During the first quarter 2001, the Company continued its restructuring efforts, which commenced in fourth quarter 2000. The restructuring included the shutdown of SpeedyClick, the sale of Ubarter Canada, which resulted in a loss of approximately $2.3 million, the lay off of 245 employees, which resulted in severance and related payroll charges of $580,000 and the write-off of impaired goodwill and intangible assets of $55.2 million, and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $13.0 million.

Impairment of Certain Long-Lived Assets

During the first quarter 2001, the Company determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the discounted cash flow expected to be received from the business units. As a result, the Company recognized an impairment charge of $43.1 million.

Impairment of cost-basis investments

During the first quarter 2002, the Company determined that certain of its cost-basis investments were permanently impaired relative to their historical values. As a result, the Company recognized an impairment charge of $75,000, which is included as a component of nonoperating (expense) income in the accompanying March 31, 2002 condensed consolidated statements of operations. Permanent impairments in the Company's cost-basis investments were determined by examining the operations of each company, and when possible, by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations. During the first quarter 2001, the Company recognized an impairment charge of $18.8 million.

Extraordinary gains

During the first quarter 2002, the Company negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in an extraordinary gain of approximately $261,000.

Note 5. Unusual Item:

During the first quarter 2001, the Company recorded a charge resulting from a settlement of potential claims held by Mr. Dwayne Walker, the Company's Chairman and Chief Executive Officer, against the Company arising from the withdrawal of Mr. Walker's shares of the Company's common stock from the Company's secondary public offering completed in February 2000.

Note 6. Marketable Equity Securities:

In February 2002, the Company sold 700,000 shares of ROI at $2.50 per share and recognized a loss of $371,000 on the sale. The Company's primary investment in marketable equity securities is in ROI, which is recorded at $333,000, as of March 31, 2002. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized as earned. Any changes in market values that are considered other than temporary are recorded as realized gains or losses in current operations.

Note 7. Deferred Revenues:

Unearned revenues related to domain registrations represent the unexpired term of registration fees, net of the referral commissions paid to affiliates and referral partners, and are recognized ratably over the term of the registration. Revenues from marketing and professional fees are recognized when services are delivered, and licensing fees are recognized over the term of agreement.

Note 8. Debt Obligations:

In September 2000, the Company sold $20.0 million of convertible notes and warrants to Capital Ventures International ("CVI") pursuant to a securities purchase agreement. The notes had a one-year term. In April 2001, the Company received a notice of default from CVI for an alleged violation of certain covenants. CVI filed suit against the Company in May 2001 in the United States District Court for the Southern District of New York under Civil Action No. 01CV-4390.

In July 2001, the Company entered into a settlement agreement with CVI with respect to certain claims arising out of the securities purchase agreement. As a result, convertible notes with a face value of $11 million and all warrants were retired. The Company paid $2.2 million and delivered a $1.5 million non-interest bearing convertible promissory note, which is due January 2003 and is convertible, at any time at the option of CVI, into common stock at an exercise price of $2.00 per share. CVI agreed that, upon payment of the $2.2 million and delivery of the promissory note, the Company satisfied all of past, present and future obligations to CVI under the securities purchase agreement and all related documents other than the Registration Rights Agreement. However, CVI did not release its claim against the Company, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. The Company is vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on the Company in one or more future periods.

Note 9. Equity Financing:

In July 2001, the Company entered into an agreement with Cody Holdings Inc. (Investor) to provide the Company with up to $18 million in equity financing (Equity Line). Under the terms of the agreement, the Company will have the right, but not the obligation during the 18-month term of the agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The maximum available amount for draw down each period is determined using a formula that utilizes a weighted average stock price and stock volume over a sixty-day period. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at the discretion of the Company. If the Company chooses to draw down on the Equity Line, it will use the proceeds of the financing for general corporate purposes. In October 2001, the Company completed a draw down of $25,000. Based on the Company's stock price and average trading volume as of March 31, 2002, it would be unable to make a draw down.

Note 10. Segment Information:

The Company's segment information for each of the three-months ended March 31, 2002 and 2001, as follows (in thousands):



                                                                      Three Months Ended March 31,
                                                                    --------------------------------
                                                                         2002              2001
                                                                    --------------    --------------
 Revenues:
       Continuing operations:
           NCI Marketing                                            $          973    $          977
           NCI Hosting                                                         645               233
                                                                    --------------    --------------
                                                                             1,618             1,210
       Operations shutdown or sold during 2001                                   -             8,898
                                                                    --------------    --------------
                                                                             1,618            10,108
                                                                    --------------    --------------
 Cost of revenues:
       Continuing operations:
           NCI Marketing                                                       262                45
           NCI Hosting                                                         186                82
                                                                    --------------    --------------
                                                                               448               127
       Operations shutdown or sold during 2001                                  58             2,189
                                                                    --------------    --------------
                                                                               506             2,316
                                                                    --------------    --------------
 Gross Profit:
       Continuing operations:
           NCI Marketing                                                       711               932
           NCI Hosting                                                         459               151
                                                                    --------------    --------------
                                                                             1,170             1,083
       Operations shutdown or sold during 2001                                 (58)            6,709
                                                                    --------------    --------------
                                                                    $        1,112    $        7,792
                                                                    ==============    ==============

Note 11. Litigation:

The Company and Mr. Walker, the Company's chief executive officer, president, and chairman of the board, were named as defendants in multiple putative class actions pending in the United States District Court for the Western District of Washington in Seattle. Those actions are Jan Sherman, et al v. Dwayne M. Walker and Network Commerce Inc., C01-0675L (filed May 10, 2001); Joseph Carreiro v. Network Commerce, Inc. and Dwayne M. Walker, C01-0767L (filed May 25, 2001); Steven Leong v. Network Commerce, Inc. and Dwayne M. Walker, C01-0770L (filed May 25, 2001); Alan Danse, et al. v. Dwayne M. Walker and Network Commerce, Inc., C01-852L (filed June 7, 2001); James Lindsay v. Dwayne M. Walker and Network Commerce, Inc., C01-0918R (filed June 20, 2001); and Kelly Christianson
v. Dwayne M. Walker and Network Commerce, Inc., C01-1063L (filed July 11, 2001). The judge in the class actions, the Honorable Robert Lasnik, entered an order consolidating the class actions. On September 26, 2001, prior to the date the consolidated complaint was due in the consolidated class actions, certain of the plaintiffs filed another putative class action in the United States District Court for the Western District of Washington in Seattle, titled Jan Sherman; James Michaelson; and Jason Elkin v. Dwayne M. Walker; Network Commerce Inc.; Jacob I. Friesel; Alan D. Koslow; David M. Lonsdale; Bret R. Maxwell; Mark C. McClure; John R. Snedegar; Mark H. Terbeek; Dain Rauscher Inc.; U.S. Bancorp Piper Jaffray; SoundView Technology Group, Inc.; J.P. Morgan Chase & Co.; CIBC World Markets Corp.; and PaineWebber Inc., C01-0675L. This last action was filed under the consolidated cause number for the other consolidated class actions pending in Seattle. On November 13, 2001, plaintiffs filed the Court-ordered consolidated complaint. The consolidated complaint named as defendants all the institutions (including the Company) named in the prior complaints, but named only Mr. Walker as an individual defendant, and not the other individual defendants named in the September 26, 2001 complaint. The consolidated complaint purports to allege claims on behalf of all persons who purchased the Company's common stock during the period that begins on September 28, 1999 and ends on April 16, 2001. The consolidated complaint alleges violations of the federal securities laws based on alleged misrepresentations and omissions made by defendants to the market. The suits seek unspecified damages. On January 28, 2002, the Company and Mr. Walker filed a motion to dismiss the consolidated class action complaint for failure to state a claim on which legal relief can be granted. Decision on that motion is pending. The Company and Mr. Walker intend to vigorously defend the suits, but unfavorable resolution of these suits could have a material adverse effect on the Company in one or more future periods. In addition to the class actions described above, a class action lawsuit was filed on July 16, 2001 in the United States District Court for the Southern District of California, David Breidenbach v. Dwayne M. Walker and Network Commerce, Inc., 01 CV 1270 JM (NLS). The allegations and class period were similar to those in the consolidated complaint. The court dismissed that action on January 28, 2002 for lack of prosecution.

On May 22, 2001, Capital Ventures International ("CVI") filed suit against the Company and Mr. Walker, the Company's chairman, chief executive officer and president and other past and current members of the Company's board of directors alleging, among other things, a breach of the Securities Purchase Agreement dated September 28, 2000 entered into between CVI and Network Commerce Inc., fraudulent inducement and violations of certain federal securities laws. The lawsuit seeks unspecified damages and rescission. On July 25, 2001, the Company entered into a settlement agreement with CVI (the "Settlement Agreement") with respect to certain claims arising out of the Securities Purchase Agreement. As a result of the Settlement Agreement, the Company paid $2.2 million and delivered a $1.5 million promissory note ("the Settlement Note"). CVI agreed that, upon the payment of the $2.2 million and the delivery of the Settlement Note, the Company satisfied all of its past, present and future obligations to CVI under the Securities Purchase Agreement and all documents related to such Agreement other than the Registration Rights Agreement dated September 28, 2000. If the Company is found to be in default of the Settlement Note and if the default is not cured, or waived by CVI, CVI could seek remedies against the Company, which may include penalty rates of interest, immediate repayment of the debt and the filing of an involuntary petition in bankruptcy. Under such circumstances, the Company may have no alternative but to file a petition in bankruptcy. Notwithstanding the settlement, CVI did not release its claim against the Company, certain current and former officers and directors for the alleged security violations and for fraudulent inducement.

The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by the Company's insurance policies. The Company is vigorously defending against these claims. However, an adverse determination on one or more of these matters could result in a material adverse effect on the Company's financial condition and results of operations.

From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Our Operating Results, Business and Stock Price" as well as those discussed in this section and elsewhere in this report, and the risks discussed in our December 31, 2001 Form 10-K filed on April 1, 2002 with the Securities and Exchange Commission.

Overview

Established in 1994, we are a technology infrastructure and online services company that offers technology and online business services through our two operating groups, NCI Hosting and NCI Marketing. Currently, NCI Hosting includes domain registration, hosting and other online business services, and NCI Marketing includes online database marketing services. Additionally, we are pursuing licenses of certain software patents. We are headquartered in Seattle, Washington.

We established NCI Hosting and NCI Marketing in January 2001 out of a restructuring of our two then-existing commerce networks, known as the Network Commerce Consumer Network, which aggregated businesses and shoppers over a distributed network of Web sites, and the Network Commerce Business Network, which enabled businesses to engage in online activities and transactions with other businesses. We also previously operated an eBusiness Services division that provided consulting, custom commerce solutions, and integrated marketing services for businesses conducting commerce online, which we shutdown in January 2001 as part of the restructuring. In addition, as a result of the restructuring efforts in 2001, certain of our previous business units and offerings were sold or shut down, including SpeedyClick.com, GO Software, Ubarter, Internet Domain Registrars and FreeMerchant.com.

Our condensed consolidated financial statements for the three months ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred a net loss of $2.6 million for the three months ended March 31, 2002 and have accumulated deficits of $572.0 million as of March 31, 2002. The Company has continuously incurred net losses from operations and as of March 31, 2002 has a working capital deficit of $2.2 million. These factors raise substantial doubt about our ability to continue as a going concern.

Although we believe that our cash reserves and cash flows from operations may be adequate to fund our operations through September 2002, we will require substantial additional funds to continue to operate the business beyond that period, see "Liquidity and Capital Resources" below.

Critical Accounting Policies And Estimates

Our critical accounting policies and estimates are as follows:

Revenue recognition. Since restructuring in January 2001, we derive our revenues primarily from the sale of online database marketing services within our NCI Marketing group and domain registration, hosting and other online business services within our NCI Hosting group. Revenues from online database marketing services are recognized as the services are delivered to the businesses over the term of the agreement, which typically ranges from one to three months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Revenues from hosting and online business services are recognized over the term of the agreements, which are generally twelve months. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues.

Revenues were also generated from fees paid to us by businesses that licensed our technology and patents; transaction processing, fraud prevention, and online payment business system, as well as other e-commerce enabling technologies. Revenues included licensing fees, per-transaction fees and, in certain cases, monthly hosting and maintenance fees, which were recognized in the period earned. Revenues generated from technology licensing were recognized in accordance with American Institute of Certified Public Accountants, Statement of Position 97-2, "Software Revenue Recognition."

We recognized revenues from barter transactions when earned. We valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We recognized approximately $0 and $1.4 million in revenues on such transactions during the three-month periods ended March 31, 2002 and 2001, respectively.

We recognized revenues from the sale of online database marketing services, leads and orders, advertising and merchandising in which we received equity in the customer. We valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We monitor these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that our investments in these early-stage technology companies will be realized. We recognized approximately $0 and $205,000 in revenues on such equity transactions during the three-month periods ended March 31, 2002 and 2001, respectively. Many of these investments were written down in 2001.

Impairment of cost-basis investments. We periodically evaluate whether any permanent declines in the fair value of our cost-basis investments has occurred. Significant judgments and estimates must be made to assess whether a permanent decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. We determined permanent impairment in privately held companies by examining the business results and prospects of each company, and when possible by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations. We recognized permanent impairments of cost-basis investments of $75,000 and $18.8 million in the three-month periods ended March 31, 2002 and 2001, respectively.

Impairment of long-lived assets and goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: poor economic performance relative to expected historical or projected future operating results; significant negative industry, economic or company specific trends; and changes in the manner of our use of the assets or the plans for our business. Where we determine that the carrying value of long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a comparison of the carrying amount of an asset to discounted cash flows expected to be generated by the asset. If such analysis indicates assets are impaired, an impairment is recognized equal to the amount by which the carrying amount of the assets exceeds the discounted cash flows expected to be received. We recognized impairments of long-lived assets and goodwill of $0 and $43.1 million in the three-month periods ended March 31, 2002 and 2001, respectively.

Restructuring and related impairments. As part of our restructuring efforts in 2001, we made significant estimates in determining the appropriate amount of loss that resulted from the shutdown of business units. The loss included write-off of impaired goodwill, intangible assets, tenant improvements, fixed assets, software and supporting technologies and infrastructure. We recognized restructuring and related impairments of $0 and $71.0 million in the three-month periods ended March 31, 2002 and 2001, respectively.

Results of Operations

Overview. In light of the recent instability within the technology and Internet infrastructure sectors and our current position within those sectors, we lack visibility to our future revenues and related costs of revenues. Our best estimate for 2002, is that our revenues, cost of revenues and operating expenses will be less than our 2001 levels.

Revenues. Total revenues for the three-month period ended March 31, 2002 were $1.6 million compared to $10.1 million for the comparable period in 2001. The decrease in revenue was due primarily to the shutdown of ShopNow.com and SpeedyClick.com during first quarter 2001, the elimination of product sales and the sale of Ubarter, Internet Domain Registrars, GO Software and Free Merchant during 2001. In addition, revenues for the first quarter of fiscal 2001 included $1.4 million in barter transactions and $205,000 in revenues on equity transactions (See "Note 2. Summary of Significant Accounting Policies: Revenue Recognition"), for which no such revenues were recognized in the first quarter of fiscal 2002.

Cost of Revenues. The cost of revenues for the three-month period ended March 31, 2002 was $506,000 compared to $2.3 million for the comparable period in 2001. The decrease in cost of revenues was directly attributable to the decrease in revenues during the same period and due to the shutdown of ShopNow.com and SpeedyClick.com during first quarter 2001, and the sale of Ubarter, Internet Domain Registrars, GO Software and Free Merchant during 2001.

Gross Profit. Gross profit for the three-month period ended March 31, 2002, was $1.1 million compared to $7.8 million for the comparable period in 2001.

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the three-month period ended March 31, 2002 were $1.7 million compared to $17.3 million for the comparable period in 2001. The decrease was due primarily to a decrease in sales and marketing personnel resulting from the restructuring in early 2001 and related costs. We anticipate that sales and marketing expenses will be less for future periods in 2002 when compared to comparable periods in 2001.

Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the three-month period ended March 31, 2002 were $429,000 compared to $5.3 million for the comparable period in 2001. The decrease was primarily due to a decrease in personnel and related costs and to a decreased emphasis on development activities. We anticipate that research and development expenses will be less for future periods in 2002 when compared to comparable periods in 2001.

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the three-month period ended March 31, 2002 were $1.3 million compared to $4.3 million for the comparable period in 2001. The decrease was primarily due to a decrease in personnel and related costs. We are in the process of evaluating and implementing other cost-saving measures in an effort to try to further reduce our general and administrative expense. With respect to our legal expenses for defense of the litigation proceedings currently pending, as of May 2001 we had accrued our full deductible of $350,000 under our insurance policies and do not anticipate having to make payment of further legal costs for those current proceedings. We anticipate that general and administrative expenses will be less for future periods in 2002 when compared to comparable periods in 2001.

Amortization of Intangible Assets. Amortization of intangible assets resulting from our prior acquisitions primarily relate to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three-month period ended March 31, 2002 was $96,000 compared to $18.3 million for the comparable period in 2001. This decrease was due primarily to the decrease in intangible assets and related amortization expenses from the sale of businesses and the write-down of intangible assets. Intangible assets acquired in business combinations were being amortized over a three-year period.

Stock-Based Compensation. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. The amount of deferred compensation resulting from these grants is generally amortized over a one to three-year vesting period. Additionally, in April and July 2001, we offered two voluntary stock option exchange programs to our employees. Under the programs, the employees, if they so chose, could exchange a certain number of highly priced options for one option priced at the then fair market value. These stock option repricing and voluntary stock option exchange programs resulted in variable accounting treatment for these stock options. Additionally, certain stock option grants made within six months of the re-pricing and voluntary exchange programs resulted in variable accounting treatment for those options. Variable accounting treatment results in unpredictable stock-based compensation dependent on fluctuations in quoted prices for our common stock. Stock-based compensation expense for the three-month period ended March 31, 2002 was $569,000 compared to $260,000 for the comparable period in 2001. As of March 31, 2002, we had $2.5 million of deferred compensation to be amortized over future periods.

Restructuring and Other Impairment Charges. We had no restructuring charges in the first quarter of fiscal 2002 compared to charges of approximately $71.0 million in the first quarter of fiscal 2001. During the first quarter 2001, we continued our restructuring efforts, which commenced in fourth quarter 2000, and included the shutdown of SpeedyClick, the sale of Ubarter Canada and the lay off of 245 employees. The restructuring charges in first quarter 2001 consisted primarily of severance and related payroll charges of $580,000, the write-off of impaired goodwill and intangible assets of $55.2 million, and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $13.0 million. If we are unable to obtain additional financing in fiscal 2002 to fund operations, we may be required to undertake further restructuring efforts and incur additional restructuring charges.

Impairment of Certain Long-Lived Assets. As part of the restructuring in 2001, we determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the discounted cash flow receipts of the business units. As a result, we recognized an impairment charge of $43.1 million during the three-month period ended March 31, 2001. We had no such impairment charges in the first quarter of fiscal 2002. If we are unable to obtain additional financing in fiscal 2002 to fund operations, we may be required to take further charges for impairment of assets.

Unusual Item - Settlement of Claim. During the first quarter 2001, we recorded a charge resulting from a settlement of potential claims held by Dwayne Walker, the Company's Chairman, Chief Executive Officer and President, against us arising from the withdrawal of Mr. Walker's shares of our common stock from our secondary public offering completed in February 2000.

Loss on Sale of Investments. Gain or loss on sale of investments occurs when we sell certain of our investments in marketable equity securities and/or our cost-basis investments for cash proceeds in excess or below our cost-basis in these investments at the time of sale. Loss on sale of investments for the three-month period ended March 31, 2002 was $388,000 compared to $150,000 in the comparable period in 2001.

Interest Income. Interest income is earned on our cash and cash equivalents and short-term investments. Interest income for the three-month period ended March 31, 2002 was $6,000 compared to $557,000 in the comparable period in 2001. Interest income decreased due to a decrease in our cash and cash equivalents and short-term investments. We expect that interest income will be less in 2002 compared to comparable periods in 2001 due to the decreased cash and investment balances.

Interest Expense. Interest expense is incurred on our outstanding debt obligations and the accretion of our convertible promissory note. Interest expense for the three-month period ended March 31, 2002 was $56,000 compared to $2.9 million for the comparable period in 2001. Interest expense decreased due to reduced outstanding debt obligations. We expect that interest expense will be less in 2002 compared to comparable periods in 2001 due to reduced outstanding debt obligations as compared to 2001.

Other Nonoperating Income (Expense). Other non-operating income for the three-month period ended March 31, 2002 was $597,000 compared to an expense of $24,000 for the comparable period in 2001. The first quarter 2002 included an additional gain $622,000 from the sale of FreeMerchant and other expenses, net of $17,000.

Impairment of Cost-Basis Investments. We determined that certain of our cost-basis investments were permanently impaired based on our analysis of changes in investees business operations and prospects. As a result, we recognized an impairment charge of $75,000 during the three-month period ended March 31, 2002 compared to a charge of $18.8 million in the comparable period in 2001.

Extraordinary Gain. During the first quarter 2002, we negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in a gain of approximately $261,000. There were no such extraordinary gains for the first quarter 2001.

Net Loss. Net loss for the three-month period ended March 31, 2002 was $2.6 million compared to a net loss of $177.6 million for the comparable period in 2001. The net loss for the period ended March 31, 2002 was due primarily to operating expenses.

Liquidity and Capital Resources

Since inception, we have experienced net losses and negative cash flows from operations. As of March 31, 2002, we had an accumulated deficit of $572.0 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through March 31, 2002, our aggregate net proceeds have been $272.2 million from issuing equity securities and $52.4 million from issuing debt securities.

As of March 31, 2002, we had $2.6 million in cash, cash equivalents and short-term investments compared to approximately $2.0 million as of December 31, 2001, of which $135,000 of such amounts is characterized as restricted cash to secure our obligations under certain letters of credit. As of March 31, 2002, we had $391,000 in marketable equity securities, compared to $2.5 million in marketable equity securities as of December 31, 2001. The increase in our cash position is primarily attributable to the sale of a substantial portion of our marketable equity securities portfolio during the first quarter of 2002, offset by losses from operations and payments on our debt obligations.

Net cash used in operating activities was $877,000 for the three-month period ended March 31, 2002, compared to $21.7 million for the same period in 2001. The decrease was due primarily to the decrease in our net loss for the three-month period ended March 31, 2002 of $2.6 million compared to $177.6 million for the same period in 2001. In the first quarter 2002, the cash used by our $2.6 million loss was also significantly impacted by depreciation and amortization of $383,000 (compared to $21.2 million for the same period in 2001), by the impairment and restructuring charges of $0 (compared to $71.0 million in the same period in 2001), by the impairment of certain long-lived assets of $0 (compared to $43.1 million for the same period in 2001) and by the impairment of investments of $75,000 (compared to $18.8 million for the same period in 2001).

Net cash provided by investing activities was $1.7 million for the three-month period ended March 31, 2002, compared to $32.8 million for the same period in 2001. Amounts from investing activities for the first quarter 2002 consisted of $1.7 million in proceeds from sales of investments and $26,000 from sales of short-term investments. In contrast, amounts for the first quarter 2001 consisted of only $148,000 in proceeds from sales of investments, but $1.7 million from sales of short-term investments.

Net cash used in financing activities was $284,000 for the three-month period ended March 31, 2002 (consisting primarily of $286,000 for repayment of long-term debt obligations), compared to $2.2 million for the same period in

2001 (consisting primarily of $1.0 million for repayment of line of credit and $1.2 million for repayment of long-term debt obligations).

In March 1999, we entered into a loan and security agreement with a financial institution for a term loan and line of credit. In May 1999, the agreement was amended and restated to allow us to borrow up to $8.5 million at any one time, consisting of a $3.5 million term loan, a $4.0 million bridge loan and a line of credit of up to $2.5 million. In May 2001, we repaid our obligation under the loan and security agreement with the cash that had been restricted for this purpose. This credit facility is no longer available to us.

In May 2000 we entered into a credit agreement with a commercial bank, with a maximum commitment amount of $15.0 million to finance the purchase of equipment, software and tenant improvements. In April 2001, we repaid the obligation under this credit agreement with the cash that had been restricted for this purpose. This credit facility is no longer available to us.

In September 2000, we sold $20.0 million of convertible notes and warrants to CVI, a private institution, pursuant to a securities purchase agreement. The notes had a one-year term. In April 2001, we received a notice of default from CVI for an alleged violation of certain covenants. Subsequently, in July 2001, we restructured the convertible notes with CVI, with a face value of $11 million and all warrants, with a payment of $2.2 million and issuance of a $1.5 million non-interest bearing convertible promissory note, which is due January 2003 and is convertible, at any time at the option of CVI, into common stock at an exercise price of $2.00 per share. CVI did not release its claim against us, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. We are vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on us in one or more future periods.

In July 2001, we entered into an agreement with Cody Holdings Inc. to provide us with up to $18 million in equity financing ("Equity Line"). Under the terms of the agreement, we have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing from Cody Holdings through draw downs under this Equity Line, and the issuance of common stock to Cody Holdings at a discount to the market price at the time of the draw down. The shares of common stock may be sold to Cody Holdings during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at our discretion. The agreement restricts our ability to make draw downs based on a formula calculated on our stock trading volume and stock price. Accordingly, if our stock price and trading volume fall below established levels, we will not be able to draw down funds from the Equity Line. During the first quarter of 2002, our stock price ranged from a high of $0.18 to a low of $0.09 per share and our average daily trading volume was 15,400 shares. Based on these numbers, we are currently unable to draw down any funds from the Equity Line. If we are able to and choose to draw down on the Equity Line, we will use the proceeds of the financing for general corporate purposes. In October 2001, we completed a draw down of $25,000. Until and unless our average trading volume and our stock price increase, we will be unable to draw upon this Equity Line. There are no assurances that we will be able to make a draw down on this Equity Line during 2002.

We believe that our cash reserves and cash flows from operations may be adequate to fund our operations through September 2002. Consequently, we will require substantial additional funds to continue to operate our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, shareholders or the party from whom we secured our equity line of credit, which we may not be able to obtain. If additional financing is not available, we may need to change our business plan, sell or merge our business, or file a petition in bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

Our future capital requirements depend upon many factors, including, but not limited to:

o    the level of revenues in 2002, which we expect to decline from 2001 levels;

o    the rate at which we are able to reduce expense levels;

o    the rate at which our overall losses improve or deteriorate;

o the extent to which we develop and upgrade our technology and data network infrastructure;

o the occurrence, timing, size and success of any asset dispositions in which we may engage;

o    the shut down or other disposition of one or more divisions or assets;

o the scope and success of our restructuring efforts, including reductions in our workforce;

o    the scope of any reduction of our business activities;

o    the scope and degree of market recovery and performance;

o the scope and degree of acceptance of our products and services by our target customers; and

o    other business and economic factors that may occur from time to time.

Our plans for financing may include, but are not limited to, the following:

o engaging a financial advisor to explore strategic alternatives, which may include a merger, asset sales, the shut down of assets or divisions, joint ventures or another comparable transaction;

o raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities;

o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

o loans from management or employees, salary deferrals or other cost cutting measures.

Additional cost-cutting measures could include additional lay-offs and/or the closure of additional business units and facilities. The results of any of these measures could materially affect our business, results of operations and financial position. Currently, we do not have any commitment for any of the foregoing. Absent any such restructuring or financial transaction that provides significant additional funding to the Company, our ability to continue business as a going concern beyond the third quarter of fiscal 2002 will be severely challenged.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS, BUSINESS AND STOCK PRICE

You should carefully consider the risks described below and the other information in this quarterly report. While we have attempted to identify the primary known risks that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. Our business may be adversely affected, and the trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information in this quarterly report, including the Condensed Consolidated Financial Statements and related Notes and the risks discussed in the "Factors Affecting Our Operating Results, Business and Stock Price" section included in our December 31, 2001 Form 10-K filed on April 1, 2002 with the Securities and Exchange Commission.

RISKS RELATED TO OUR BUSINESS

OUR FUTURE CAPITAL REQUIREMENTS ARE LIKELY TO BE SUBSTANTIAL AND WE MAY NOT BE ABLE TO OBTAIN FINANCING ON FAVORABLE TERMS, IF AT ALL, AND WE HAVE RECEIVED A "GOING CONCERN" OPINION FROM OUR ACCOUNTANTS.

Our future capital requirements depend upon many factors, including, but not limited to:

o    the level of revenues in 2002, which we expect to decline from 2001 levels;

o    the rate at which we are able to reduce expense levels;

o    the rate at which our overall losses improve or deteriorate;

o the extent to which we develop and upgrade our technology and data network infrastructure;

o the occurrence, timing, size and success of any asset dispositions in which we may engage;

o    the shut down or other disposition of one or more divisions or assets;

o the scope and success of our restructuring efforts, including reductions in our workforce;

o    the scope of any reduction of our business activities;

o    the scope and degree of market recovery and performance;

o the scope and degree of acceptance of our products and services by our target customers; and

o    other business and economic factors that may occur from time to time.


We believe that our cash reserves and cash flows from operations may be adequate to fund our present operations through September 2002. However, we will require substantial additional funds in the future. Our plans, which may or may not occur, for financing may include, but are not limited to, the following:

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

o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

o loans from management or employees, salary deferrals or other cost cutting mechanisms.

We secured an $18 million equity line of credit, under which we have the right, but not the obligation, during the eighteen-month term of the agreement to obtain equity financing through the issuance of common stock in a series of periodic draw downs at a discount to the market price at the time of sale. The amount, if any, of capital draw down from this equity line may not be adequate to fund our operation. Furthermore, we may not have adequate trading volume or stock price to draw down from our equity line. Through March 31, 2002, we have only drawn $25,000 from the $18 million equity line. While we attempt to secure financing, many companies in the Internet industry, including us, have experienced difficulty raising additional financing over the last 18 months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, shareholders or the party from whom we secured our equity line of credit, which we may not be able to obtain. If additional financing is not available to us we may need to dramatically change our business plan, sell or merge our business, close business units, sell assets or face bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our Company. As of March 31, 2002, our stock price and trading volume of our common shares had fallen below the established minimum levels at which we can initiate a draw down.

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

WE HAVE A HISTORY OF LOSSES.

We have incurred significant losses since our inception. As of March 31, 2002, we had an accumulated deficit of $572.0 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development. As a result, we must generate significant revenues to achieve profitability. There can be no assurance that we will ever become profitable on a quarterly or an annual basis. We expect that our sales and marketing, research and development and general and administrative expenses will decrease in absolute dollars from 2001 to 2002 but may increase as a percentage of revenues.

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

Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, such as:

o declines in the number of businesses to which we provide our products and services;

o the amount and timing of operating costs and expenditures relating to our operations;

o    the mix of products and services that we sell;

o the shutting down or paring back one or more business units or product lines; and

o    the ability to maintain our telecommunications infrastructure.

In addition, factors beyond our control may also cause our operating results to fluctuate, such as:

o the announcement or introduction of new or enhanced products or services by our competitors;

o the failure or lack of access to our telecommunications infrastructure or technical staff;

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

o    complete projects on time;

o increase the number of businesses using our products and online business services;

o    continue to increase the attractiveness of our Web site and services; and

o    retain key business, technical, customer service and financial personnel.

WE FACE SIGNIFICANT COMPETITION.

The market for our products and services is highly competitive, and we expect competition to intensify in the future. Barriers to entry are not significant. Our failure to compete effectively could result in the following:

o    fewer businesses using our technology infrastructure products and services;

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

WE TRADE ON THE OVER THE COUNTER MARKET, WHICH COULD MAKE IT MORE DIFFICULT FOR US TO RAISE CAPITAL.

Our common stock is presently listed on the over the counter market. Our common stock has been delisted from the Nasdaq National Market effective as of August 29, 2001. The over the counter market is viewed by most investors as a less desirable and less liquid marketplace than the Nasdaq National Market. Our common stock constitutes "penny stock," which places increased regulatory burden upon brokers, making them less likely to make a market in our stock. The loss of our Nasdaq National Market status will make it more difficult for us to raise capital or complete acquisitions and also complicate compliance with state blue sky laws.

OUR COMMON STOCK PURCHASE AGREEMENT WITH CODY HOLDINGS AND THE ISSUANCE OF SHARES TO CODY HOLDINGS UNDER THAT AGREEMENT MAY CAUSE SIGNIFICANT DILUTION TO OUR SHAREHOLDERS AND MAY HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

The resale by Cody Holdings of the common stock that it purchases from us will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, as all the shares we sell to Cody Holdings will be available for immediate resale, the mere prospect of our sales to Cody Holdings could depress the market price for our common stock. The shares of our common stock issuable to Cody Holdings under the equity line facility will be sold at a 10% discount to the volume-weighted average daily price of our common stock during the applicable drawdown period and the proceeds paid to us upon each drawdown will be net of a 6% placement fee to our placement agent, GKN Securities Corp., and an escrow agent fee of $1,000. If we were to require Cody Holdings to purchase our common stock at a time when our stock price is low, our existing common shareholders will experience substantial dilution. The issuance of shares to Cody Holdings will therefore dilute the equity interest of existing shareholders and could result in a change in control of the Company and have an adverse effect on the market price of our common stock. Also, if we draw down funds under our equity line facility at a time or times when our share price is relatively low, it would result in a significant issuance of stock by us, and a change in control of the Company could be effected.

The perceived risk of dilution may cause our shareholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

WE MAY BE UNABLE TO ACCESS ALL OR PART OF OUR EQUITY LINE FACILITY.

The maximum draw down amount every 22 trading days is the lesser of $2,000,000 or 6% of the weighted average price of our stock for the 60-day period prior to the draw down multiplied by the total trading volume for that 60 day period. If our stock price and trading volume fall below established levels, then we will not be able to draw down additional funds pursuant to the equity line facility with Cody Holdings. During the first quarter 2002, our stock price ranged from a high of $0.18 to a low of $0.09 per share and our average daily trading volume was 15,400 shares. Based on our stock price and average trading volume, as of March 31, 2002, we are unable to make a draw down. In addition, business and economic conditions may not make it feasible to draw down pursuant to this facility. Furthermore, if we are unable to keep a registration statement effective for those shares of common stock subject to the equity line, or if we experience a material adverse change to our business that is not cured within 30 days, the common stock purchase agreement may terminate, or we may not be able to draw down any funds.

WE ARE SUBJECT TO CERTAIN LIMITATIONS ON THE DRAW DOWNS WE CAN EXERCISE UNDER OUR EQUITY LINE OF CREDIT.

We may exercise draw downs under our equity line of credit at our sole discretion subject to certain limitations. We are permitted to exercise one draw down in the twenty-two day period from the date of our notice (indicating that we intend to exercise a draw down). We also have limitations as to the dollar amount we can draw down under the equity line of credit as follows:

o    the minimum amount is $100,000;

o the maximum amount is the lesser amount of (i) $2,000,000 and (ii) 6% of the EQY weighted average price field (as reported on Bloomberg Financial L.P. using the BLPH function) for our common stock for the 60 calendar days immediately prior to the first day of the draw down period (during which the price per share is being determined); and

o if the maximum amount is less than the minimum amount, the minimum amount that can be drawn down cannot be less than $50,000.


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

OUR BUSINESS MAY BE HARMED BY DEFECTS IN OUR SOFTWARE, TELECOMMUNICATIONS AND SYSTEMS.

We have developed custom software for our network servers and have licensed additional software from third parties. This software may contain undetected errors or defects. We may be unable to fix defects in a timely or cost-effective manner. We may suffer business damages and financial losses if our telecommunications infrastructure is not available at any time.

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

IF THE SECURITY PROVIDED BY OUR HOSTING OR MARKETING SERVICES IS BREACHED, WE MAY BE LIABLE TO OUR CLIENTS AND OUR REPUTATION COULD BE HARMED.

A fundamental requirement for e-commerce is the secure transmission of confidential information of businesses. Among the hosting and online database marketing services we offer are security features such as:

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

Washington law imposes restrictions on some transactions between a corporation and significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a target corporation, with some exceptions, from engaging in particular significant business transactions with an acquiring person, which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation, for a period of five years after the acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the acquisition. Prohibited transactions include, among other things:

o a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from the acquiring person;

o    termination of 5% or more of the employees of the target corporation; or

o allowing the acquiring person to receive any disproportionate benefit as a shareholder.


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

OUR STOCK PRICE IS VOLATILE AND WE MAY BE SUBJECT TO LITIGATION AS A RESULT OF SUCH VOLATILITY.

The stock market in general, and the stock prices of Internet-related companies in particular, has recently experienced volatility, which has often been unrelated to the operating performance of any particular company or companies. Our stock price has and could continue to be subject to wide fluctuations in response to factors such as:

o    actual or anticipated variations in quarterly results of operations;

o    the addition or loss of businesses and individuals using our service;

o announcements of technological innovations, new products or services by us or our competitors;

o    changes in financial estimates or recommendations by securities analysts;

o    conditions or trends in the Internet, e-commerce and marketing industries;

o changes in the market valuations of other Internet or online service or software companies;

o announcements by us or our competitors of significant acquisitions, strategic relationships, joint ventures or capital commitments or of significant new product developments or changes in business strategy;

o    additions or departures of key personnel;

o    legal, regulatory or political developments;

o    sales of our common stock;

o    general market conditions; and

o    other events or factors, many of which are beyond our control.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. In the 52-week period ending March 31, 2002, our stock price ranged from a high of $5.55 to a low of $0.05 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of March 31, 2002.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Through May 10, 2002, there have been no material developments with respect to any of the legal proceedings previously disclosed.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


(b)  Reports on Form 8-K

Form 8-K filed January 14, 2002

Form 8-K filed April 11, 2002

Form 8-KA filed April 16, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2002.

                             NETWORK COMMERCE INC.




                     By:     /s/ Dwayne M. Walker           .
                             -------------------------------------
                             Dwayne M. Walker
                             Chief Executive Officer

                      By:    /s/ N. Scott Dickson                 .
                             -------------------------------------
                             N. Scott Dickson
                             Chief Financial Officer