Form 10-Q
period 2002-06-30
NETWORK COMMERCE INC
filed 2002-08-14
CIK 1087879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


As of July 26, 2002, there were 5,893,110 shares outstanding of the Registrant's common stock.

                              Network Commerce Inc.

                                    Form 10-Q

                                      Index


                                                                                                          PAGE
PART I            FINANCIAL INFORMATION

ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2002
                     and December 31, 2001..............................................................     3
                  Condensed Consolidated Statements of Operations for the three- and six-month
                     periods ended June 30, 2002 and 2001 ..............................................     4
                  Condensed Consolidated Statements of Cash Flows for the six-month
                     periods ended June 30, 2002 and 2001...............................................     5
                  Notes to Interim Condensed Consolidated Financial Statements..........................     6

ITEM 2:           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................    14

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    35


PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    36

ITEM 2:           Changes in Securities and Use of Proceeds.............................................    36

ITEM 3:           Defaults Upon Senior Securities.......................................................    36

ITEM 4:           Submission of Matters to a Vote of Security Holders...................................    36

ITEM 5:           Other Information.....................................................................    36

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    36


SIGNATURES        ......................................................................................    37


PART I.  FINANCIAL INFORMATION

ITEM 1.
                              Network Commerce Inc.
                      Condensed Consolidated Balance Sheets
                      (in thousands, except share amounts)
                                   (unaudited)

                                                                                        June 30,       December 31,
                                                                                       ----------      -----------
                                                                                          2002             2001
                                                                                       ----------      -----------

                                          ASSETS
Current assets:
   Cash and cash equivalents ....................................................      $   1,456       $   1,879
   Restricted cash ..............................................................             57             164
   Short-term investments .......................................................             50               5
   Marketable equity securities .................................................             15           2,547
   Accounts receivable, net of allowance for bad debts of $1,292 and $1,468  ....            557           1,366
   Prepaid expenses and other current assets ....................................          1,121           1,275
                                                                                       ---------       ---------
        Total current assets ....................................................          3,256           7,236
Property and equipment, net .....................................................          1,215           1,705
Other intangible assets, net ....................................................              8             168
Cost-basis investments ..........................................................            645             720
Other assets, net ...............................................................            616             561
                                                                                       ---------       ---------
        Total assets ............................................................      $   5,740       $  10,390
                                                                                       =========       =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................................      $   1,464       $   2,200
   Accrued liabilities ..........................................................          2,525           2,860
   Current portion of notes and leases payable ..................................          1,744             723
   Deferred revenues ............................................................            859             750
                                                                                       ---------       ---------
        Total current liabilities ...............................................          6,592           6,533
Notes and leases payable, less current portion ..................................            173           1,630
Deferred revenues ...............................................................            275             155
                                                                                       ---------       ---------
        Total liabilities .......................................................          7,040           8,318
                                                                                       ---------       ---------
Commitments and contingencies (Note 13)
Shareholders' equity:
   Convertible preferred stock, $0.001 par value:  authorized shares - 5,000,000;
       none issued and outstanding ..............................................             --              --
   Common stock, $0.001 par value:  authorized shares - 200,000,000; issued and outstanding shares - 5,893,110 at June 30, 2002 and 5,878,030
        at December 31, 2001 ....................................................        556,537         556,574
   Subscriptions receivable......................................................            (41)            (41)
   Common stock warrants ........................................................         18,248          18,248
   Deferred compensation ........................................................         (1,927)         (3,193)
   Accumulated other comprehensive loss .........................................            (15)            (85)
   Accumulated deficit ..........................................................       (574,102)       (569,431)
                                                                                       ---------       ---------
        Total shareholders' equity ..............................................         (1,300)          2,072
                                                                                       ---------       ---------
        Total liabilities and shareholders' equity ..............................      $   5,740       $  10,390
                                                                                       =========       =========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Operations
                      (in thousands, except share amounts)
                                   (unaudited)

                                                         For the Three Months Ended         For the Six Months Ended
                                                                  June 30,                          June 30,
                                                        -----------------------------      ------------------------------
                                                            2002              2001            2002              2001
                                                        -----------       -----------       -----------       -----------

Revenues .........................................      $     1,675       $     6,280       $     3,293       $    16,388
Cost of revenues .................................              517             1,932             1,023             4,248
                                                        -----------       -----------       -----------       -----------
     Gross profit ................................            1,158             4,348             2,270            12,140
                                                        -----------       -----------       -----------       -----------
Operating expenses:
     Sales and marketing .........................            1,340             6,788             3,001            24,079
     Research and development ....................              203             2,126               632             7,394
     General and administrative ..................            1,254             2,874             2,557             7,157
     Amortization of intangible assets ...........               64             5,042               160            23,339
     Stock-based compensation ....................              659             1,007             1,228             1,267
     Restructuring and other impairment charges ..               --            (8,915)               --            62,073
     Impairment of certain long-lived assets .....               --                --                --            43,136
     Unusual item - settlement of claim ..........               --                --                --             4,559
                                                        -----------       -----------       -----------       -----------
          Total operating expenses ...............            3,520             8,922             7,578           173,004
                                                        -----------       -----------       -----------       -----------
          Loss from operations ...................           (2,362)           (4,574)           (5,308)         (160,864)
                                                        -----------       -----------       -----------       -----------
Nonoperating income (expense):
     Loss on sale of investments .................             (196)               --              (584)             (150)
     Interest income .............................               22                66                28               623
     Interest expense ............................              (49)           (2,658)             (105)           (5,540)
     Other .......................................              211               (15)              808               (39)
     Impairment of cost-basis investments ........               --                --               (75)          (18,820)
                                                        -----------       -----------       -----------       -----------
          Total nonoperating income (expense), net              (12)           (2,607)               72           (23,926)
                                                        -----------       -----------       -----------       -----------
          Loss before extraordinary gains ........           (2,374)           (7,181)           (5,236)         (184,790)
Extraordinary gains ..............................              304             8,974               565             8,974
                                                        -----------       -----------       -----------       -----------
          Net income (loss).......................      $    (2,070)      $     1,793       $    (4,671)      $  (175,816)
                                                        ===========       ===========       ===========       ===========

Basic income (loss) per share:
Loss before extraordinary gains ..................      $     (0.42)      $     (1.45)      $     (0.94)      $    (37.63)
Extraordinary gains ..............................             0.05              1.81              0.10              1.83
                                                        -----------       -----------       -----------       -----------
Basic income (loss) per share.....................      $     (0.37)      $      0.36       $     (0.84)      $    (35.80)
                                                        ===========       ===========       ===========       ===========

Weighted average shares outstanding used to
     compute basic income (loss) per share........        5,560,760         4,937,404         5,558,463         4,910,967
                                                        ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              Network Commerce Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                        For the Six Months Ended
                                                                                                 June 30,
                                                                                       --------------------------
                                                                                          2002             2001
                                                                                       ----------      ----------
Operating activities:
      Net loss ..................................................................      $  (4,671)      $(175,816)
      Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization ..........................................            712          28,285
         Accretion of promissory note payable ...................................             59           4,296
         Provision for bad debts ................................................             66           2,282
         Amortization of deferred compensation ..................................          1,228           1,267
         Restructuring and impairment charges ...................................             --          67,238
         Impairment of certain long-lived assets ................................             --          43,136
         Impairment of investments ..............................................             75          18,820
         Extraordinary gains ....................................................           (565)         (8,974)
         Unusual item - settlement of claim .....................................             --           4,559
         Realized loss from sale of marketable equity securities ................            584             150
         Changes in operating assets and liabilities -
              Accounts receivable ...............................................            742          11,591
              Prepaid expenses and other current assets .........................            154           1,494
              Other assets ......................................................            (45)            (85)
              Accounts payable and accrued liabilities ..........................           (506)        (24,175)
              Deferred revenue ..................................................            229          (2,126)
                                                                                       ---------       ---------
Net cash used in operating activities ...........................................         (1,938)        (28,058)
                                                                                       ---------       ---------
Investing activities:
      Sales of short-term investments ...........................................             62          35,567
      Proceeds from sale of investments .........................................          2,018             848
      Purchases of property and equipment .......................................            (62)            (35)
      Investments in other assets ...............................................             --              (3)
                                                                                       ---------       ---------
Net cash provided by investing activities .......................................          2,018          36,377
                                                                                       ---------       ---------
Financing activities:
      Payments on line of credit ................................................             --         (10,147)
      Payments on long-term debt ................................................           (505)         (3,918)
      Proceeds from sale of common stock and exercise of stock options ..........              2               5
      Proceeds from collection of subscription receivable .......................             --               3
                                                                                       ---------       ---------
Net cash used in financing activities ...........................................           (503)        (14,057)
                                                                                       ---------       ---------
Net decrease in cash and cash equivalents .......................................           (423)         (5,738)
Cash and cash equivalents at beginning of period ................................          1,879          11,715
                                                                                       ---------       ---------
Cash and cash equivalents at end of period ......................................      $   1,456       $   5,977
                                                                                       =========       =========
Supplementary disclosure of cash flow information:
      Cash paid during the period for interest ..................................      $      46       $     644
                                                                                       =========       =========
      Cash paid during the period for income taxes ..............................      $      91       $      --
                                                                                       =========       =========
      Non-cash investing and financing activities:
         Assets acquired under capital leases ...................................      $      --       $     160
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

The Company is subject to similar risks and challenges associated with other companies at a similar stage of development, including dependence on key management personnel, on successful development and marketing of its products and services and the continued acceptance of the Internet. Additional risks include competition from substitute products and services from companies with greater financial, technical, management and marketing resources and risks associated with recent restructuring activities. Further, during the period required to develop commercially viable products, services and sources of revenues, the Company may require additional funds that may or may not be readily available.

Going Concern

The Company's condensed consolidated financial statements for the six months ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred a net loss of $4.7 million for the six-month period ended June 30, 2002 and has accumulated deficits of $574.1 million as of June 30, 2002. The Company has continuously incurred net losses from operations and as of June 30, 2002 had a working capital deficit of $3.3 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that its cash reserves and cash flows from operations may be adequate to fund its operations through December 2002. Consequently, the Company will require substantial additional funds to continue to operate its business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to the Company on favorable terms or at all. Even if additional financing is available, the Company may be required to obtain the consent of its existing lenders, shareholders, or the party from whom the Company secured the equity credit line, which the Company may not be able to obtain. If additional financing is not available, the Company may need to dramatically change its business plan, shut down or reduce business units or production lines, sell or merge its business, or face bankruptcy. In addition, the issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and the issuance of debt securities could increase the risk or perceived risk of the Company.

The Company's plans to mitigate the risk of this uncertainty may include, but are not limited to, one or more of the following:

o exploring strategic alternatives, which may include a merger, asset sale, the shut down of assets or divisions, joint ventures or another comparable transaction;

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

Note 2. Summary of Significant Accounting Policies:

Unaudited Interim Financial Data

The condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K as filed with the SEC on April 1, 2002. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three- and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

The Company recognized revenues from barter transactions when earned. The Company valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. The Company recognized approximately $0 and $1.4 million in revenues on such transactions during the six-months ended June 30, 2002 and 2001, respectively.

The Company recognized revenues from the sale of online database marketing services, leads and orders, advertising and merchandising in which the Company received equity in the customer. The Company valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. The Company monitors these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that the Company's investments in these early-stage technology companies will be realized. The Company recognized approximately $0 and $205,000 in revenues on such equity transactions during the six-month period ended June 30, 2002 and 2001, respectively.

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

Reclassifications and Reverse Stock Split Adjustments

Certain information reported in previous periods has been reclassified to conform to the current period presentation. Effective June 18, 2001, the Company initiated a 1-for-15 reverse split of the Company's outstanding common stock. All common stock shares and per share amounts have been adjusted to reflect the reverse split.

Note 3. Acquisitions and Dispositions:

All  acquisitions   have  been  accounted  for  using  the  purchase  method  of accounting.

In June 1999, the Company acquired GO Software, Inc. ("GO"). GO develops and markets transaction processing software. In May 2001, the Company completed the sale of GO to Return on Investment Corporation ("ROI") for $1.0 million in cash and $3.0 million in ROI common stock.

Also in June 1999, the Company acquired CardSecure, Inc. ("CardSecure") for a purchase price of approximately $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The excess purchase price of approximately $3.5 million was allocated to acquired technology and was amortized over the three-year period ending May 2002.

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

In April 2000, the Company acquired FreeMerchant.com, Inc. ("FreeMerchant"), a Delaware corporation, that developed online store-builder technology and provides hosting services to those businesses. In December 2001, the Company sold substantially all of the assets of FreeMerchant.

In  June  2000,  the  Company   acquired   Ubarter.com   Inc.   ("Ubarter"),   a
business-to-business e-commerce enterprise, which utilizes its proprietary barter exchange system. In February 2001, the Company sold the Canadian-based operations of Ubarter and in June 2001, the Company sold the US-based operations.

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

During the second quarter 2001, the Company further restructured its operations by selling Ubarter USA, IDR and GO for total proceeds of $6.0 million cash and $3.0 million of marketable equity securities, which were subject to lockup until November 2001. The Company recorded a gain in the second quarter of $5.8 million related to these sales. The gains on these sales in the second quarter resulted from the fact that the Company wrote down these business units by $23.6 million in first quarter 2001, based on the best available evidence of fair market value. On an aggregate basis, for the six months ended June 30, 2001, the Company recognized losses totaling $17.8 million on the sale of these business units.

Impairment of Certain Long-Lived Assets

During the first quarter 2001, the Company determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the discounted cash flow expected to be received from the business units. As a result, the Company recognized an impairment charge of $43.1 million.

Impairment of cost-basis investments

During the first quarter 2002, the Company determined that certain of its cost-basis investments were permanently impaired relative to their historical values. As a result, the Company recognized an impairment charge of $75,000, which is included as a component of nonoperating (expense) income in the accompanying June 30, 2002 condensed consolidated statements of operations. Permanent impairments in the Company's cost-basis investments were determined by examining the operations of each company, and when possible, by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations. During the first quarter 2001, the Company recognized an impairment charge of $18.8 million.

Extraordinary gains

The Company has negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in an extraordinary gain of approximately $565,000 and $9.0 million for the six months ended June 30, 2002 and 2001, respectively.

Note 5. Unusual Item:

During the first quarter 2001, the Company recorded a charge resulting from a settlement of potential claims held by Mr. Dwayne Walker, the Company's Chairman, and then Chief Executive Officer and President, against the Company arising from the withdrawal of Mr. Walker's shares of the Company's common stock from the Company's secondary public offering completed in February 2000.

Note 6. Marketable Equity Securities:

In February 2002, the Company sold 700,000 shares of ROI at $2.50 per share and recognized a loss of $371,000 on the sale. During the second quarter 2002, the Company returned 3,333 shares to ROI in payment of certain expenses and sold the remaining 130,000 shares of ROI at $1.85 per share, recognizing a loss of
$156,000 on the sale. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividend and interest income are recognized as earned. Any changes in market values that are considered other than temporary are recorded as realized gains or losses in current operations.

Note 7. Deferred Revenues:

Unearned revenues related to domain registrations represent the unexpired term of registration fees and are recognized ratably over the term of the registration. Revenues from online database marketing services are recognized when services are delivered, and licensing fees are recognized over the term of agreement.

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

Note 9. Income Taxes:

The Company is subject to tax laws of the United States, various state and local jurisdictions within the United States and in foreign jurisdictions. The Company has recorded no provision for taxes in any of these jurisdictions, however the Company may be subject to claims by these taxing jurisdictions, which would be material to the financial position of the Company. The Company believes it has reasonable and defendable positions in all of its taxing jurisdictions and would vigorously defend itself against any such claim.

Note 10. Equity Financing:

In July 2001, the Company entered into an agreement with Cody Holdings Inc. (Investor) to provide the Company with up to $18 million in equity financing (Equity Line). Under the terms of the agreement, the Company will have the right, but not the obligation during the 18-month term of the agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The maximum available amount for draw down each period is determined using a formula that utilizes a weighted average stock price and stock volume over a sixty-day period. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at the discretion of the Company. If the Company chooses to draw down on the Equity Line, it will use the proceeds of the financing for general corporate purposes. In October 2001, the Company completed a draw down of $25,000. Based on the Company's stock price and average trading volume as of June 30, 2002, it would be unable to make a draw down.

Note 11. Segment Information:

The Company's segment information for each of the six-months ended June 30, 2002 and 2001, as follows (in thousands):

                                                                        Six Months Ended June 30,
                                                                    ---------------------------------
                                                                         2002              2001
                                                                    ---------------   ---------------
 Revenues:
       Continuing operations:
           NCI Marketing                                                   $ 1,887           $ 2,047
           NCI Hosting                                                       1,331               397
           Other                                                                75                 -
                                                                    ---------------   ---------------
                                                                             3,293             2,444
       Operations shutdown or sold during 2001                                   -            13,944
                                                                    ---------------   ---------------
                                                                             3,293            16,388
                                                                    ---------------   ---------------
 Cost of revenues:
       Continuing operations:
           NCI Marketing                                                       594                53
           NCI Hosting                                                         372               114
           Other                                                                 -                 -
                                                                    ---------------   ---------------
                                                                               966               167
       Operations shutdown or sold during 2001                                  57             4,081
                                                                    ---------------   ---------------
                                                                             1,023             4,248
                                                                    ---------------   ---------------
 Gross Profit:
       Continuing operations:
           NCI Marketing                                                     1,293             1,994
           NCI Hosting                                                         959               283
           Other                                                                75                 -
                                                                    ---------------   ---------------
                                                                             2,327             2,277
       Operations shutdown or sold during 2001                                 (57)            9,863
                                                                    ---------------   ---------------
                                                                           $ 2,270          $ 12,140
                                                                    ===============   ===============



Note 12. Option Repricing and Grants:

In June 2002, the Company repriced 2,139,686 options to purchase shares to a price of $0.10. This repricing will result in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

In June 2002, the Company granted 4,595,000 stock options with an exercise price of $0.05 to its employees. The options vest ratably from April 2002 through December 2002. The stock options covered under this grant will result in variable accounting treatment. Variable accounting treatment will result in unpredictable stock-based compensation charges dependent on fluctuations in quoted prices for the Company's common stock.

Note 13. Litigation:

The Company and Mr. Walker, the Company's chairman of the board, were named as defendants in multiple putative class actions pending in the United States District Court for the Western District of Washington in Seattle. Those actions are Jan Sherman, et al v. Dwayne M. Walker and Network Commerce Inc., C01-0675L (filed May 10, 2001); Joseph Carreiro v. Network Commerce, Inc. and Dwayne M. Walker, C01-0767L (filed May 25, 2001); Steven Leong v. Network Commerce, Inc. and Dwayne M. Walker, C01-0770L (filed May 25, 2001); Alan Danse, et al. v. Dwayne M. Walker and Network Commerce,  Inc.,  C01-852L (filed June 7,
2001); James Lindsay v. Dwayne M. Walker and Network Commerce, Inc., C01-0918R (filed June 20, 2001); and Kelly Christianson v. Dwayne M. Walker and Network Commerce, Inc., C01-1063L (filed July 11, 2001). The judge in the class actions, the Honorable Robert Lasnik, entered an order consolidating the class actions. On September 26, 2001, prior to the date the consolidated complaint was due in the consolidated class actions, certain of the plaintiffs filed another putative class action in the United States District Court for the Western District of Washington in Seattle, titled Jan Sherman; James Michaelson; and Jason Elkin v. Dwayne M. Walker; Network Commerce Inc.; Jacob I. Friesel; Alan D. Koslow; David
M. Lonsdale; Bret R. Maxwell; Mark C. McClure; John R. Snedegar; Mark H. Terbeek; Dain Rauscher Inc.; U.S. Bancorp Piper Jaffray; SoundView Technology Group, Inc.; J.P. Morgan Chase & Co.; CIBC World Markets Corp.; and PaineWebber Inc., C01-0675L. This last action was filed under the consolidated cause number for the other consolidated class actions pending in Seattle. On November 13, 2001, plaintiffs filed the Court-ordered consolidated complaint. The consolidated complaint named as defendants all the institutions (including the Company) named in the prior complaints, but named only Mr. Walker as an individual defendant, and not the other individual defendants named in the September 26, 2001 complaint. The consolidated complaint purports to allege claims on behalf of all persons who purchased the Company's common stock during the period that begins on September 28, 1999 and ends on April 16, 2001. The consolidated complaint alleges violations of the federal securities laws based on alleged misrepresentations and omissions made by defendants to the market. The suits seek unspecified damages. On January 28, 2002, the Company and Mr. Walker filed a motion to dismiss the consolidated class action complaint for failure to state a claim on which legal relief can be granted. Oral argument on this motion is scheduled for September 4, 2002. The Company and Mr. Walker intend to vigorously defend the suits, but unfavorable resolution of these suits could have a material adverse effect on the Company in one or more future periods.

On May 22, 2001, Capital Ventures International ("CVI") filed suit against the Company and Mr. Walker, the Company's chairman of the board and other past and current members of the Company's board of directors alleging, among other things, a breach of the securities purchase agreement dated September 28, 2000 entered into between CVI and Network Commerce Inc., fraudulent inducement and violations of certain federal securities laws. The lawsuit seeks unspecified damages and rescission. On July 25, 2001, the Company entered into a settlement agreement with CVI with respect to certain claims arising out of the securities purchase agreement. As a result the Company paid $2.2 million and delivered a $1.5 million promissory note. CVI agreed that, upon the payment of the $2.2 million and delivery of the settlement note, the Company satisfied all of its past, present and future obligations to CVI under the securities purchase
agreement  and  all  documents   related  to  such  agreement   other  than  the
Registration Rights Agreement dated September 28, 2000. Notwithstanding the settlement, CVI did not release its claim against the Company, certain current and former officers and directors for the alleged security violations and for fraudulent inducement.

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

Note 14. Subsequent Events:

Effective July 12, 2002, Dwayne Walker resigned as Chief Executive Officer and President. Dwayne Walker will continue as Chairman of the Board. N. Scott Dickson was appointed as acting Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Our Operating Results, Business and Stock Price" and elsewhere in this report, and the risks discussed in our December 31, 2001 Form 10-K filed on April 1, 2002 with the Securities and Exchange Commission.

Overview

Established in 1994, we are a technology infrastructure and online services company that offers technology and online business services through our two operating groups, NCI Hosting and NCI Marketing. NCI Hosting includes domain registration, hosting and other online business services, and NCI Marketing includes online database marketing services. Additionally, we are pursuing licenses of certain of our software patents. We are headquartered in Seattle, Washington.

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

Our condensed consolidated financial statements for the six months ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred a net loss of $4.7 million for the six months ended June 30, 2002 and have accumulated deficits of $574.1 million as of June 30, 2002. The Company has continuously incurred net losses from operations and as of June 30, 2002 has a working capital deficit of $3.3 million. These factors raise substantial doubt about our ability to continue as a going concern.

As reflected on our balance sheet, our current liabilities exceed our current assets. Although we believe that our cash reserves and cash flows from operations may be adequate to fund our operations through December 2002, we will require substantial additional funds to continue to operate the business beyond that period, see "Liquidity and Capital Resources" below.

Effective July 12, 2002, Dwayne Walker resigned as Chief Executive Officer and President. Dwayne Walker will continue as Chairman of the Board. N. Scott Dickson was appointed as acting Chief Executive Officer.

Critical Accounting Policies And Estimates

Our critical accounting policies and estimates are as follows:

Revenue recognition. Since restructuring in January 2001, we derive our revenues primarily from the sale of online database marketing services within our NCI Marketing group and domain registration, hosting and other online business services within our NCI Hosting group. Revenues from online database marketing services are recognized as the services are delivered over the term of the agreement, which typically ranges from one to three months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Revenues from hosting and online business services are recognized over the term of the agreements, which are generally twelve months. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues.

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

We recognized revenues from barter transactions when earned. We valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We recognized approximately $0 and $1.4 million in revenues on such transactions during the six-month periods ended June 30, 2002 and 2001, respectively.

We recognized revenues from the sale of online database marketing services, leads and orders, advertising and merchandising in which we received equity in the customer. We valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We monitor these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that our investments in these early-stage technology companies will be realized. We recognized approximately $0 and $205,000 in revenues on such equity transactions during the six-month periods ended June 30, 2002 and 2001, respectively. Many of these investments were written down in 2001.

Impairment of cost-basis investments. We periodically evaluate whether any permanent declines in the fair value of our cost-basis investments has occurred. Significant judgments and estimates must be made to assess whether a permanent decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. We determined permanent impairment in privately held companies by examining the business results and prospects of each company, and when possible by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations. We recognized permanent impairments of cost-basis investments of $75,000 and $18.8 million in the six-month periods ended June 30, 2002 and 2001, respectively.

Impairment of long-lived assets and goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: poor economic performance relative to expected historical or projected future operating results; significant negative industry, economic or company specific trends; and changes in the manner of our use of the assets or the plans for our business. Where we determine that the carrying value of long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a comparison of the carrying amount of an asset to discounted cash flows expected to be generated by the asset. If such analysis indicates assets are impaired, an impairment is recognized equal to the amount by which the carrying amount of the assets exceeds the discounted cash flows expected to be received. We recognized impairments of long-lived assets and goodwill of $0 and $43.1 million in the six-month periods ended June 30, 2002 and 2001, respectively.

Restructuring and related impairments. As part of our restructuring efforts in 2001, we made significant estimates in determining the appropriate amount of loss that resulted from the shutdown of business units. The loss included write-off of impaired goodwill, intangible assets, tenant improvements, fixed assets, software and supporting technologies and infrastructure. We recognized restructuring and related impairments of $0 and $62.1 million in the six-month periods ended June 30, 2002 and 2001, respectively.

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

Revenues. Total revenues for the three- and six-month periods ended June 30, 2002 were $1.7 million and $3.3 million compared to $6.3 million and $16.4 million for the comparable periods in 2001. The decrease in revenue was due primarily to the shutdown of ShopNow.com and SpeedyClick.com during first quarter 2001, the elimination of product sales and the sale of Ubarter, Internet Domain Registrars, GO Software and Free Merchant during 2001. In addition, revenues for first quarter 2001 included $1.4 million in barter transactions and $205,000 in revenues on equity transactions (See "Note 2. Summary of Significant Accounting Policies: Revenue Recognition"), for which no such revenues were recognized in the first and second quarters of 2002 or second quarter 2001. However, revenues from continuing operations (which excludes results from the businesses and divisions shut down or sold during 2001) were $1.7 million and $3.3 million for the three- and six-month periods ended June 30, 2002 compared to $1.2 million and $2.4 million for the comparable periods in 2001.

Cost of Revenues. The cost of revenues for the three- and six-month periods ended June 30, 2002 was $517,000 and $1.0 million compared to $1.9 million and $4.2 million for the comparable periods in 2001. The decrease in cost of revenues was directly attributable to the decrease in revenues during the same period and due to the shutdown of ShopNow.com and SpeedyClick.com during first quarter 2001, and the sale of Ubarter, Internet Domain Registrars, GO Software and Free Merchant during 2001. However, cost of revenues from continuing operations were $519,000 and $967,000 for the three- and six-month periods ended June 30, 2002 compared to $40,000 and $167,000 for the comparable periods in 2001.

Gross Profit. Gross profit for the three- and six-month periods ended June 30, 2002, was $1.2 million and $2.3 million compared to $4.3 million and $12.1 million for the comparable periods in 2001.

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the three- and six-month periods ended June 30, 2002 were $1.3 million and $3.0 million compared to $6.8 million and $24.1 million for the comparable periods in 2001. The decrease was due primarily to a decrease in sales and marketing personnel resulting from the restructuring in early 2001 and related costs. We anticipate that sales and marketing expenses will be less for future periods in 2002 when compared to comparable periods in 2001.

Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the three- and six-month periods ended June 30, 2002 were $203,000 and $632,000 compared to $2.1 million and $7.4 million for the comparable periods in 2001. The decrease was primarily due to a decrease in personnel and related costs and to a decreased emphasis on development activities. We anticipate that research and development expenses will be less for future periods in 2002 when compared to comparable periods in 2001.

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, including benefits, for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs. General and administrative expenses for the three- and six-month periods ended June 30, 2002 were $1.3 million and $2.6 million compared to $2.9 million and $7.2 million for the comparable periods in 2001. The decrease was primarily due to a decrease in personnel and related costs, including benefits, offset by an increase in legal fees. During second quarter 2002 we reduced the accrual for self insurance by $300,000 due to the reduction in employees during the last twelve months and the decrease in estimated outstanding claims. We currently have approximately 50 employees, compared to approximately 110 at the end of the second quarter 2001. We are in the process of evaluating and implementing cost-saving measures in an effort to further reduce our general and administrative expense. With respect to our legal expenses for defense of the litigation proceedings currently pending, as of May 2001 we had accrued our full deductible of $350,000 under our insurance policies. We anticipate that general and administrative expenses will be less for future periods in 2002 when compared to comparable periods in 2001.

Amortization of Intangible Assets. Amortization of intangible assets resulting from our acquisitions primarily relate to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three- and six-month periods ended June 30, 2002 was $64,000 and $160,000 compared to $5.0 million and $23.3 million for the comparable periods in 2001. This decrease was due primarily to the decrease in intangible assets and related amortization expenses from the sale of businesses and the write-down of intangible assets. Intangible assets acquired in business combinations were being amortized over a three-year period, which were fully amortized as of May 2002.

Stock-Based Compensation. Stock-based compensation expense is related to the amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. The amount of deferred compensation resulting from these grants is generally amortized over a one to three-year vesting period. Additionally, in April and July 2001, we offered two voluntary stock option exchange programs to our employees. Under the programs, the employees, if they so chose, could exchange a certain number of highly priced options for one option priced at the then fair market value. In June 2002, we initiated a stock option exchange program in which 2,139,686 options were exchanged for options priced at $0.10 per share. These stock option repricing and voluntary stock option exchange programs resulted in variable accounting treatment for the new priced stock options. Additionally, certain stock option grants made within six months of the re-pricing and voluntary exchange programs resulted in variable accounting treatment for those options. Also, in June 2002, 4,595,000 stock options were granted to employees at $0.05 per share, which resulted in variable accounting treatment. Variable accounting treatment can result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for our common stock. Stock-based compensation expense for the three- and six-month periods ended June 30, 2002 was $659,000 and $1.2 million compared to $1.0 million and $1.3 million for the comparable periods in 2001. As of June 30, 2002, we had $1.9 million of deferred compensation to be amortized over future periods.

Restructuring and Other Impairment Charges. We had no restructuring charges in the three- and six-month periods ended June 30, 2002 compared to a gain of $8.9 million and a charge of approximately $62.1 million in the three- and six-month periods ended June 30, 2001. During the first quarter 2001, we continued our restructuring efforts, which commenced in fourth quarter 2000, and included the shutdown of SpeedyClick, the sale of Ubarter Canada and the lay off of 245 employees. The restructuring charges in first quarter 2001 consisted primarily of severance and related payroll charges of $580,000, the write-off of impaired goodwill and intangible assets of $55.2 million, and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $13.1 million. During the second quarter 2001, we further restructured our operations by selling Ubarter USA, IDR and GO for total proceeds of $6.0 million cash and $3.0 million of marketable equity securities which were subject to lockup until November 2001. We recorded a gain in second quarter 2001 of $5.8 million related to these sales. The gains on these sales in the second quarter resulted from the fact that we wrote down these business units by $23.6 million in first quarter 2001, based on the best available evidence of fair market value. On an aggregate basis, for the six months ended June 30, 2001, we recognized losses totaling $17.8 million on the sale of these business units. Additionally, we recognized gains totaling $1.3 million, primarily from revising estimates on unused operating leases and adjustment of other liabilities related to businesses previously shut down in first quarter 2001. If we are unable to obtain additional financing during 2002 to fund operations, we may be required to undertake further restructuring efforts and incur additional restructuring charges. See "Liquidity and Capital Resources" below.

Impairment of Certain Long-Lived Assets. As part of the restructuring in 2001, we determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the discounted cash flow receipts of the business units. As a result, we recognized an impairment charge of $43.1 million during the three-month period ended March 31, 2001. We had no such impairment charges in second quarter 2001 or in the first six months of fiscal 2002. If we are unable to obtain additional financing in fiscal 2002 to fund operations, we may be required to take further charges for impairment of assets. See "Liquidity and Capital Resources" below.

Unusual Item - Settlement of Claim. During the first quarter 2001, we recorded a charge resulting from a settlement of potential claims held by Dwayne Walker, the Company's Chairman, and then Chief Executive Officer and President against us arising from the withdrawal of Mr. Walker's shares of our common stock from our secondary public offering completed in February 2000.

Loss on Sale of Investments. Gain or loss on sale of investments occurs when we sell certain of our investments in marketable equity securities and/or our cost-basis investments for cash proceeds in excess or below our cost-basis in these investments at the time of sale. Loss on sale of investments for the three- and six-month periods ended June 30, 2002 was $196,000 and $584,000 compared to $0 and $150,000 in the comparable periods in 2001.

Interest Income. Interest income is earned on our cash and cash equivalents and short-term investments. Interest income for the three- and six-month periods ended June 30, 2002 was $22,000 and $28,000 compared to $66,000 and $623,000 in the comparable periods in 2001. Interest income decreased due to a decrease in our cash and cash equivalents and short-term investments. We expect that interest income will be less in 2002 compared to comparable periods in 2001 due to the decreased cash and investment balances.

Interest Expense. Interest expense is incurred on our outstanding debt obligations and the accretion of our convertible promissory note. Interest expense for the three- and six-month periods ended June 30, 2002 was $49,000 and $105,000 compared to $2.7 million and $5.5 million for the comparable periods in 2001. Interest expense decreased due to reduced outstanding debt obligations. We expect that interest expense will be less in 2002 compared to comparable periods in 2001 due to reduced outstanding debt obligations as compared to 2001.

Other Nonoperating Income (Expense). Other non-operating income for the three- and six-month periods ended June 30, 2002 was $211,000 and $808,000 compared to an expense of $15,000 and $39,000 for the comparable periods in 2001. The increase between the periods was primarily due to a gain of $824,000 from the sale of FreeMerchant, which sale occurred in December 2001 but which gain was recognized in the first and second quarters of 2002.

Impairment of Cost-Basis Investments. We determined that certain of our cost-basis investments were permanently impaired based on our analysis of changes in investees business operations and prospects. As a result, we recognized an impairment charge of $0 and $75,000 during the three- and six-month periods ended June 30, 2002 compared to a charge of $0 and $18.8 million in the comparable periods in 2001.

Extraordinary Gains. We have negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in gains of approximately $304,000 and $565,000 for the three- and six-month periods ended June 30, 2002 and $9.0 million for each of the comparable periods in 2001.

Net Income (Loss). Net loss for the three- and six-month periods ended June 30, 2002 was $2.1 million and $4.7 million compared to net gain of $1.8 million and net loss of $175.8 million for the comparable periods in 2001. The net loss in the three- and six-month periods ended June 30, 2002 was due primarily to operating expenses. The net income in the three-months ended June 30, 2001 was due primarily to extraordinary gains associated with settlements with various creditors and net gains on the sale of three business units that had been written down in the three-month period ended March 31, 2001, and the loss for the six-month period ended June 30, 2001 was due primarily to impairment charges related to cost-basis investments and intangible assets and restructuring charges related to closure of business units.

Liquidity and Capital Resources

Since inception, we have experienced net losses and negative cash flows from operations. For the six months ended June 30, 2002, we used net cash of $1.9 million in operating activities and funded the shortfall in cash flow needed for operations primarily through the sale of investments. As reflected on our balance sheet, our current liabilities exceed our current assets, and as those liabilities come due, we will need to increase our cash flow to fund those obligations. In addition, a promissory note in the amount of $1.5 million that we issued to CVI in July 2001 matures in January 2003. If we are unable to increase cash flow from operations, we will need to seek additional financing or take other drastic action. Set forth at the end of this section is a more detailed description of steps we may take to obtain any necessary financing. As of June 30, 2002, we had an accumulated deficit of $574.1 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through June 30, 2002, our aggregate net proceeds have been $272.2 million from issuing equity securities and $52.4 million from issuing debt securities.

As of June 30, 2002, we had $1.6 million in cash, cash equivalents and short-term investments compared to approximately $2.0 million as of December 31, 2001, of which $57,000 of such amounts is characterized as restricted cash to secure our obligation under a certain letter of credit. As of June 30, 2002, we had $15,000 in marketable equity securities, compared to $2.5 million in marketable equity securities as of December 31, 2001. The decrease in our cash position is primarily attributable to losses from operations and payments on our debt obligations during the first six months of 2002, offset by the sale of a substantial portion of our marketable equity securities portfolio.

Net cash used in operating activities was $1.9 million for the six-month period ended June 30, 2002, compared to $28.1 million for the same period in 2001. The decrease was due primarily to the decrease in our net loss for the six-month period ended June 30, 2002 of $4.7 million compared to $175.8 million for the same period in 2001. The change in the amount of cash used in operations during the comparable six-month periods was also significantly impacted by a decrease in depreciation and amortization of $712,000 in the six months of 2002 (compared to $28.3 million for the same period in 2001), by $0 in impairment and restructuring charges in the six months of 2002 (compared to $67.2 million in the same period in 2001), by $0 in impairment of long-lived assets in the six months of 2002 (compared to $43.1 million for the same period in 2001) and by a decrease in the impairment of investments of $75,000 in the six months of 2002 (compared to $18.8 million for the same period in 2001).

Net cash provided by investing activities was $2.0 million for the six-month period ended June 30, 2002, compared to $36.4 million for the same period in 2001. Amounts from investing activities for the first six months of 2002 consisted of $2.0 million in proceeds from sales of investments and $62,000 from sales of short-term investments, partially offset by $62,000 in purchases of certain equipment. In contrast, amounts for the first six months of 2001 consisted primarily of $35.6 million from sales of short-term investments and $848,000 in proceeds from sales of investments.

Net cash used in financing activities was $503,000 for the six-month period ended June 30, 2002 (consisting primarily of $505,000 for repayment of long-term debt obligations), compared to $14.1 million for the same period in 2001 (consisting primarily of $10.1 million for repayment of a line of credit, $1.8 million for repayment of a credit agreement and 2.1 million for repayment of long-term debt obligations). Neither of these credit facilities are available to us.

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

In July 2001, we entered into an agreement with Cody Holdings Inc. to provide us with up to $18 million in equity financing ("Equity Line"). Under the terms of the agreement, we have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing from Cody Holdings through draw downs under this Equity Line, and the issuance of common stock to Cody Holdings at a discount to the market price at the time of the draw down. The shares of common stock may be sold to Cody Holdings during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at our discretion. The agreement restricts our ability to make draw downs based on a formula calculated on our stock trading volume and stock price. Accordingly, if our stock price and trading volume fall below established levels, we will not be able to draw down funds from the Equity Line. During the first six months of 2002, our stock price ranged from a high of $0.18 to a low of $0.08 per share and our average daily trading volume was 12,400 shares. Based on these numbers, we are currently unable to draw down any funds from the Equity Line. If we are able to and choose to draw down on the Equity Line, we will use the proceeds of the financing for general corporate purposes. In October 2001, we completed a draw down of $25,000. Until and unless our average trading volume and our stock price increase, we will be unable to draw upon this Equity Line. There are no assurances that we will be able to make a draw down on this Equity Line during 2002.

We believe that our cash reserves and cash flows from operations may be adequate to fund our operations through December 2002. Consequently, we will require substantial additional funds to continue to operate our business beyond that period. Many companies in the Internet industry have experienced difficulty raising additional financing in recent months. Additional financing may not be available to us on favorable terms or at all. Even if additional financing is available, we may be required to obtain the consent of our existing lenders, shareholders or the party from whom we secured our equity line of credit, which we may not be able to obtain. If additional financing is not available, we may need to change our business plan, sell or merge our business, or file a petition in bankruptcy. In addition, our issuance of equity or equity-related securities will dilute the ownership interest of existing shareholders and our issuance of debt securities could increase the risk or perceived risk of our company.

Our future capital requirements depend upon many factors, including, but not limited to:

o    the level of revenues in 2002;

o    the rate at which we are able to reduce expense levels;

o    the rate at which our overall losses improve or deteriorate;

o the extent to which we develop and upgrade our technology and data network infrastructure;

o the occurrence, timing, size and success of any asset dispositions in which we may engage;

o    the shut down or other disposition of one or more divisions or assets;

o the scope and success of our prior and any future restructuring efforts, including reductions in our workforce;

o    the scope of any reduction of our business activities;

o    the scope and degree of market recovery and performance;

o the scope and degree of acceptance of our products and services by our target customers; and

o    other business and economic factors that may occur from time to time.

Our plans for financing may include, but are not limited to, the following:

o exploring strategic alternatives, which may include a merger, asset sales, the shut down of assets or divisions, joint ventures or another comparable transaction;

o raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities;

o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

o loans from management or employees, salary deferrals or other cost cutting measures.

Additional cost-cutting measures could include additional lay-offs and/or the closure of additional business units and facilities. The results of any of these measures could materially affect our business, results of operations and financial position. Currently, we do not have any commitment for any of the foregoing. Absent any such restructuring or financial transaction that provides significant additional funding to the Company, our ability to continue business as a going concern beyond the fourth quarter of fiscal 2002 will be severely challenged.

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

o    the level of revenues in 2002;

o    the rate at which we are able to reduce expense levels;

o    the rate at which our overall losses improve or deteriorate;

o the extent to which we develop and upgrade our technology and data network infrastructure;

o the occurrence, timing, size and success of any asset dispositions in which we may engage;

o    the shut down or other disposition of one or more divisions or assets;

o the scope and success of our prior and any restructuring efforts, including reductions in our workforce;

o    the scope of any reduction of our business activities;

o    the scope and degree of market recovery and performance;

o the scope and degree of acceptance of our products and services by our target customers; and

o    other business and economic factors that may occur from time to time.


We believe that our cash reserves and cash flows from operations may be adequate to fund our present operations through December 2002. However, we will require substantial additional funds in the future. Our plans, which may or may not occur, for financing may include, but are not limited to, the following:

o exploring strategic alternatives, which may include a merger, asset sale, the shut down of assets or divisions, joint ventures or another comparable transaction;

o raising additional capital to fund continuing operations by private placements of equity and/or debt securities or through the establishment of other funding facilities;

o forming a joint venture with a strategic partner or partners to provide additional capital resources to fund operations; and

o loans from management or employees, salary deferrals or other cost cutting mechanisms.

We secured an $18 million equity line of credit, under which we have the right, but not the obligation, during the 18-month term of the agreement to obtain equity financing through the issuance of common stock in a series of periodic draw downs at a discount to the market price at the time of sale. The amount, if any, of capital draw down from this equity line may not be adequate to fund our operation. Furthermore, we may not have adequate trading volume or stock price to draw down from our equity line. Through June 30, 2002, we have only drawn $25,000 from the $18 million equity line. As of June 30, 2002, our stock price and trading volume of our common shares had fallen below the established minimum levels at which we can initiate a draw down.

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

FAILURE TO RESTRUCTURE PAYMENTS TO OUR CREDITORS COULD RESULT IN OUR BANKRUPTCY.

We are receiving pressure for payments from trade creditors and are seeking to restructure the payment terms; however, there is no assurance that we will be able to do this. As reflected on our balance sheet, our current liabilities exceed our current assets. If we are unable to reach agreement with certain trade creditors, long-term debt holders and our real estate landlord regarding the restructuring of payment terms, our creditors may seek to file a petition in bankruptcy against us, or we may need to seek protection of the bankruptcy court. Even if we are successful in restructuring our obligations, we may need additional capital to avoid bankruptcy. If we file for bankruptcy protection, there can be no assurances that we can or will emerge from bankruptcy as a going concern.

WE HAVE A HISTORY OF LOSSES.

We have incurred significant losses since our inception. As of June 30, 2002, we had an accumulated deficit of $574.1 million. We have historically invested heavily in sales and marketing, technology infrastructure and research and development. As a result, we must generate significant revenues to achieve profitability. There can be no assurance that we will ever become profitable on a quarterly or an annual basis. We expect that our sales and marketing, research and development and general and administrative expenses will decrease in absolute dollars from 2001 to 2002 but may increase as a percentage of revenues.

OUR BUSINESS MODEL IS UNPROVEN AND CHANGING.

We provide technology infrastructure and online business services. We have limited experience as a company, particularly with these businesses. Additionally, the Internet, on which our business model relies, is still unproven as a business medium and has experienced significant industry slow down during the last year. Also, our disposition and closure of several business units during 2001 resulted in significant changes to our business model. Accordingly, our business model may not be successful, and we may need to change it again. Our ability to generate sufficient revenues to achieve profitability or become cash flow positive will depend, in large part, on our ability to successfully market our technology infrastructure and online business services and our ability to restructure our debts.

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

IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID CHANGE OF OUR OPERATIONS OUR BUSINESS WILL SUFFER.

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We are changing the scope of our operations. In recent months, we have focused on developing and providing technology infrastructure and online business services. Due to the shift in our business focus, our historical results are likely not indicative of our future performance and you may have difficulty evaluating our business and prospects. While our operations have been changing, we have reduced our overall number of employees from 620 in January 2001 to 50 as of June 30, 2002. These changes in our business plan and reduction in personnel have placed, and will continue to place, a significant strain on our management systems, infrastructure and resources. Simultaneously, the reduction in our workforce or future reductions in workforce may make it more difficult to execute and implement our business plan. We will need to continue to monitor our financial and managerial controls and reporting systems and procedures, and will need to continue to train and manage our workforce. Any failure to adapt to any of the foregoing areas or other areas efficiently and effectively could cause our business to suffer.

WE TRADE ON THE OVER THE COUNTER MARKET, WHICH COULD MAKE IT MORE DIFFICULT FOR US TO RAISE CAPITAL.

Our common stock is presently listed on the over the counter market. Our common stock has been delisted from the Nasdaq National Market effective as of August 29, 2001. The over the counter market is viewed by most investors as a less desirable and less liquid marketplace than the Nasdaq markets. Our common stock constitutes "penny stock," which places increased regulatory burden upon brokers, making them less likely to make a market in our stock. The loss of our Nasdaq status will make it more difficult for us to raise capital or complete acquisitions and also complicate compliance with state blue sky laws.

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

WE MAY BE UNABLE TO ACCESS ALL OR PART OF OUR EQUITY LINE FACILITY.

The maximum draw down amount every 22 trading days is the lesser of $2,000,000 or 6% of the weighted average price of our stock for the 60-day period prior to the draw down multiplied by the total trading volume for that 60 day period. If our stock price and trading volume fall below established levels, then we will not be able to draw down additional funds pursuant to the equity line facility with Cody Holdings. During the first six months of 2002, our stock price ranged from a high of $0.18 to a low of $0.08 per share and our average daily trading volume was 12,400 shares. Based on our stock price and average trading volume, as of June 30, 2002, we are unable to make a draw down. In addition, business and economic conditions may not make it feasible to draw down pursuant to this facility. Furthermore, if we are unable to keep a registration statement effective for those shares of common stock subject to the equity line, or if we experience a material adverse change to our business that is not cured within 30 days, the common stock purchase agreement may terminate, or we may not be able to draw down any funds.

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

WE DEPEND ON OUR KEY PERSONNEL FOR SUCCESSFUL OPERATION OF OUR BUSINESS.

Our success depends on the skills, experience and performance of our senior management and other key personnel, specifically including N. Scott Dickson, our acting-Chief Executive Officer, Chief Financial Officer and Secretary, Anne-Marie K. Savage, our Executive Vice President and Joseph Shatara, our Vice President and other senior managers and the members of our board of directors. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer. Our current financial situation may make it more difficult to attract and retain key employees. In addition, recently effective July 12, 2002, Dwayne Walker resigned as our Chief Executive Officer and President. Although Mr. Walker will continue as Chairman of the Board, we cannot evaluate the impact that his resignation as an officer of the Company may have on us, our business, our prospects or our employees.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of June 30, 2002.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Through August 1, 2002, the date of this report, there have been no material developments with respect to any of the legal proceedings previously disclosed.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

None.

ITEM 5: OTHER INFORMATION

Effective July 12, 2002, Dwayne Walker resigned as Chief Executive Officer and President. Dwayne Walker will continue as Chairman of the Board. N. Scott Dickson was appointed as acting Chief Executive Officer.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number     Description

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

We filed a Form 8-K on April 11, 2002 to report a change in our independent auditors from Arthur Andersen LLP to Moss Adams LLP, effective as of April 4, 2002. We filed an amended report on Form 8-K/A on April 16, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.

                          NETWORK COMMERCE INC.





                          By:      /s/ N. Scott Dickson
                              --------------------------------------------
                              N. Scott Dickson
                              Chief Executive Officer and
                              Chief Financial Officer

                                 EXHIBIT INDEX



Number     Description

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.