Form 10-Q
period 2002-09-30
NETWORK COMMERCE INC
filed 2002-11-13
CIK 1087879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     As of November 12, 2002, there were 5,893,110 shares outstanding of the Registrant's common stock.

                          CHAPTER 11 BANKRUPTCY FILING

On November 1, 2002, Network Commerce Inc. a Washington corporation ("Network Commerce"), filed a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Washington.

Network Commerce will ask the Bankruptcy Court to allow it to oversee its operations as a debtor-in-possession, subject to Court approval of matters outside the ordinary course of business. No trustee, receiver or examiner has been appointed, and Network Commerce will act as a debtor-in-possession while being subject to the supervision and orders of the Bankruptcy Court.

While in Chapter 11, Network Commerce intends to continue to operate NCI Hosting, which provides domain registration, hosting and other online business services and license certain products, services and data. Additionally, Network Commerce will evaluate several alternatives, including, without limitation, management-directed sales of one or more of Network Commerce's operating divisions as going concerns, the sale of portions of the business in separate transactions, and the liquidation of certain assets. Regardless of any action taken while in Chapter 11, Network Commerce believes that the total proceeds of any or all sales or liquidation of its business and assets will not be sufficient to satisfy fully the claims of its creditors. Accordingly, Network Commerce believes that its equity has no value and that its existing shareholders will not receive any distributions on account of their shares of common stock under any plan that may be confirmed by the Bankruptcy Court under Chapter 11.

Following filing of its bankruptcy petition, Network Commerce terminated 25 active employees, reducing its payroll to 14 persons. Network Commerce has scaled back operations with the focus of protecting its remaining assets.

                              Network Commerce Inc.


                                    Form 10-Q

                                      Index


                                                                                                           PAGE
PART I            FINANCIAL INFORMATION

ITEM 1:           Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2002
                     and December 31, 2001..............................................................     3
                  Condensed Consolidated Statements of Operations for the three- and nine-month
                     periods ended September 30, 2002 and 2001 .........................................     4
                  Condensed Consolidated Statements of Cash Flows for the nine-month
                     periods ended September 30, 2002 and 2001..........................................     5
                  Notes to Interim Condensed Consolidated Financial Statements..........................     6

ITEM 2:           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................................................    16

ITEM 3:           Quantitative and Qualitative Disclosures about Market Risk............................    24

ITEM 4:           Controls and Procedure................................................................    24


PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings.....................................................................    25

ITEM 5:           Other Information.....................................................................    25

ITEM 6:           Exhibits and Reports on Form 8-K......................................................    25


SIGNATURES        ......................................................................................    26


PART I.  FINANCIAL INFORMATION

ITEM 1.

                                                            Network Commerce Inc.
                                                     Condensed Consolidated Balance Sheets
                                                      (in thousands, except share amounts)
                                                                  (unaudited)

                                                                                                       September 30,   December 31,
                                                                                                       ----------------------------
                                                                                                           2002             2001
                                                                                                       ----------        ----------
                                           ASSETS
Current assets:
   Cash and cash equivalents ...................................................................        $     390         $   1,879
   Restricted cash .............................................................................               57               164
   Short-term investments ......................................................................                5                 5
   Marketable equity securities ................................................................                7             2,547
   Accounts receivable, net of allowance for bad debts of $1,274 and $1,468  ...................              397             1,366
   Prepaid expenses and other current assets ...................................................              952             1,275
                                                                                                        ---------         ---------
      Total current assets .....................................................................            1,808             7,236
Property and equipment, net ....................................................................            1,024             1,705
Other intangible assets, net ...................................................................                7               168
Cost-basis investments .........................................................................              570               720
Other assets, net ..............................................................................              601               561
                                                                                                        ---------         ---------
        Total assets ...........................................................................        $   4,010         $  10,390
                                                                                                        =========         =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................................        $   1,883         $   2,200
   Accrued liabilities .........................................................................            2,513             2,860
   Current portion of notes and leases payable .................................................            1,684               723
   Deferred revenues ...........................................................................              901               750
                                                                                                        ---------         ---------
        Total current liabilities ..............................................................            6,981             6,533
Notes and leases payable, less current portion .................................................              131             1,630
Deferred revenues ..............................................................................              267               155
                                                                                                        ---------         ---------
        Total liabilities ......................................................................            7,379             8,318
                                                                                                        ---------         ---------
Commitments and contingencies (Note 13)
Shareholders' equity:
   Convertible preferred stock, $0.001 par value:  authorized shares - 5,000,000;
       none issued and outstanding .............................................................             --                --
   Common stock, $0.001 par value:  authorized shares - 200,000,000; issued and outstanding shares - 5,893,110 at September 30, 2002 and 5,878,030
        at December 31, 2001 ...................................................................          556,615           556,574
   Subscriptions receivable ....................................................................             --                 (41)
   Common stock warrants .......................................................................           18,248            18,248
   Deferred compensation .......................................................................           (1,378)           (3,193)
   Accumulated other comprehensive loss ........................................................              (23)              (85)
   Accumulated deficit .........................................................................         (576,831)         (569,431)
                                                                                                        ---------         ---------
        Total shareholders' equity .............................................................           (3,369)            2,072
                                                                                                        ---------         ---------
        Total liabilities and shareholders' equity .............................................        $   4,010         $  10,390
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

                                                   Network Commerce Inc.
                                     Condensed Consolidated Statements of Operations
                                           (in thousands, except share amounts)
                                                      (unaudited)

                                                                   For the Three Months Ended         For the Nine Months Ended
                                                                         September 30,                      September 30,
                                                                --------------------------------   -------------------------------
                                                                     2002              2001             2002              2001
                                                                --------------    --------------   --------------    -------------
Revenues ...................................................      $     1,199       $     1,594       $     4,492       $    17,982
Cost of revenues ...........................................              533               454             1,556             4,702
                                                                  -----------       -----------       -----------       -----------
          Gross profit .....................................              666             1,140             2,936            13,280
                                                                  -----------       -----------       -----------       -----------
Operating expenses:
     Sales and marketing ...................................            1,096             3,151             4,097            27,230
     Research and development ..............................              203             1,299               835             8,693
     General and administrative ............................            1,260             2,742             3,817             9,899
     Amortization of intangible assets .....................                2             1,039               162            24,378
     Stock-based compensation ..............................              626               498             1,854             1,765
     Restructuring and other impairment charges ............             --               3,842              --              65,915
     Impairment of certain long-lived assets ...............             --               3,826              --              46,962
     Unusual item - settlement of claim ....................             --                --                --               4,559
                                                                  -----------       -----------       -----------       -----------
          Total operating expenses .........................            3,187            16,397            10,765           189,401
                                                                  -----------       -----------       -----------       -----------
          Loss from operations .............................           (2,521)          (15,257)           (7,829)         (176,121)
                                                                  -----------       -----------       -----------       -----------
Nonoperating income (expense):
     Loss on sale of investments ...........................             --                --                (584)             (150)
     Interest income .......................................                4                90                32               713
     Interest expense ......................................              (51)             (445)             (156)           (5,985)
     Other .................................................              (87)               61               721                22
     Impairment of cost-basis investments ..................              (75)           (9,407)             (150)          (28,227)
                                                                  -----------       -----------       -----------       -----------
          Total nonoperating income (expense), net .........             (209)           (9,701)             (137)          (33,627)
                                                                  -----------       -----------       -----------       -----------
          Loss before extraordinary gains ..................           (2,730)          (24,958)           (7,966)         (209,748)
Extraordinary gains ........................................                1             6,505               566            15,479
                                                                  -----------       -----------       -----------       -----------
          Net loss .........................................      $    (2,729)      $   (18,453)      $    (7,400)      $  (194,269)
                                                                  ===========       ===========       ===========       ===========
Basic loss per share:
  Loss before extraordinary gains ..........................      $     (0.49)      $     (4.82)      $     (1.43)      $    (41.81)
  Extraordinary gains ......................................             0.00              1.26              0.10              3.09
                                                                  -----------       -----------       -----------       -----------
  Basic loss per share .....................................      $     (0.49)      $     (3.56)      $     (1.33)      $    (38.72)
                                                                  ===========       ===========       ===========       ===========

Weighted average shares outstanding used to
     compute basic loss per share ..........................        5,560,760         5,182,958         5,559,237         5,016,138
                                                                  ===========       ===========       ===========       ===========

     The accompanying notes are an integral part of these condensed consolidated statements.

                                                       Network Commerce Inc.
                                          Condensed Consolidated Statements of Cash Flows
                                                        (in thousands)
                                                          (unaudited)
                                                                                                         For the Nine Months Ended
                                                                                                                September 30,
                                                                                                        ---------------------------
                                                                                                           2002             2001
                                                                                                        ---------         ---------
Operating activities:
      Net loss .................................................................................        $  (7,400)        $(194,269)
      Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation and amortization .........................................................              930            31,004
         Accretion of promissory note payable ..................................................               88             4,671
         Provision for bad debts ...............................................................               66               888
         Amortization of deferred compensation .................................................            1,854             1,765
         Restructuring and impairment charges ..................................................             --              71,347
         Impairment of certain long-lived assets ...............................................             --              46,962
         Impairment of investments .............................................................              150            28,228
         Extraordinary gains ...................................................................             (566)          (15,479)
         Unusual item - settlement of claim ....................................................             --               4,559
         Realized loss from sale of marketable equity securities ...............................              584               150
         Changes in operating assets and liabilities -
              Accounts receivable ..............................................................              902            13,514
              Prepaid expenses and other current assets ........................................              324             1,212
              Other assets .....................................................................              (40)             (105)
              Accounts payable and accrued liabilities .........................................              (97)          (24,117)
              Deferred revenue .................................................................              263            (1,903)
                                                                                                        ---------         ---------
Net cash used in operating activities ..........................................................           (2,942)          (31,573)
                                                                                                        ---------         ---------
Investing activities:
      Sales of short-term investments ..........................................................              106            38,586
      Proceeds from sale of investments ........................................................            2,018               920
      Purchases of property and equipment ......................................................              (87)              (53)
      Investments in other assets ..............................................................             --                  (4)
                                                                                                        ---------         ---------
Net cash provided by investing activities ......................................................            2,037            39,449
                                                                                                        ---------         ---------
Financing activities:
      Payments on line of credit ...............................................................             --             (10,146)
      Payments on long-term debt ...............................................................             (627)           (6,564)
      Proceeds from sale of common stock and exercise of stock options .........................                2                16
      Proceeds from collection of subscription receivable ......................................               41                 3
                                                                                                        ---------         ---------
Net cash used in financing activities ..........................................................             (584)          (16,691)
                                                                                                        ---------         ---------
Net decrease in cash and cash equivalents ......................................................           (1,489)           (8,815)
Cash and cash equivalents at beginning of period ...............................................            1,879            11,715
                                                                                                        ---------         ---------
Cash and cash equivalents at end of period .....................................................        $     390         $   2,900
                                                                                                        =========         =========
Supplementary disclosure of cash flow information:
      Cash paid during the period for interest .................................................        $      68         $     714
                                                                                                        =========         =========
      Cash paid during the period for income taxes .............................................        $      91         $     126
                                                                                                        =========         =========
      Non-cash investing and financing activities:
         Assets acquired under capital leases ..................................................        $    --           $     160
                                                                                                        =========         =========

     The accompanying notes are an integral part of these condensed consolidated statements.

                              Network Commerce Inc.

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1. Organization and Background:

The Company

Network Commerce Inc. (the Company), a Washington corporation, is a technology infrastructure and online services company. Prior to filing its bankruptcy petition on November 1, 2002, the Company provided technology and online business services solutions through its two operating groups, NCI Hosting and NCI Marketing, and also pursued licenses of certain software patents. NCI
Hosting includes domain registration, hosting and other online business services, and NCI Marketing includes online database marketing services. As a result of the bankruptcy filing, the Company has substantially halted operations of NCI Marketing and is continuing limited operations of NCI Hosting. The Company's headquarters are located in Seattle, Washington.

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

Going Concern

The Company's condensed consolidated financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. In all likelihood, this basis of accounting will change as a result of the Company's bankruptcy petition, to either that prescribed by Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" or to the liquidation basis of accounting. The Company has incurred a net loss of $7.4 million for the nine-month period ended September 30, 2002 and has accumulated deficits of $576.8 million as of September 30, 2002. The Company has continuously incurred losses from operations and as of September 30, 2002 had a working capital deficit of $5.2 million. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies:

Unaudited Interim Financial Data

The condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K as filed with the SEC on April 1, 2002. The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Revenues are also generated from fees to license the Company's technology and patents: transaction processing, fraud prevention, and online payment system, as well as other e-commerce enabling technologies. Revenues may include licensing fees, per-transaction fees and, in certain cases, monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with American Institute of Certified Public Accountants, Statement of Position 97-2, "Software Revenue Recognition."

The Company recognized revenues from barter transactions when earned. The Company valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. The Company recognized $0 and $1.4 million in revenues on such transactions during the nine-month periods ended September 30, 2002 and 2001, respectively.

The Company recognized revenues from the sale of online database marketing services, leads and orders, advertising and merchandising in which the Company received equity in the customer. The Company valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. The Company monitors these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that the Company's investments in these early-stage technology companies will be realized. The Company recognized $0 and $205,000 in revenues on such equity transactions during the nine-month periods ended September 30, 2002 and 2001, respectively.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from the Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". In addition, this statement amends SFAS No. 13, "Accounting for Leases" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The effective date of SFAS No. 145 is for the fiscal year beginning after May 15, 2002. Adoption of this statement is expected to have an immaterial impact on the Company's consolidated financial statements.

Reclassifications and Reverse Stock Split Adjustments

Certain information reported in previous periods has been reclassified to conform to the current period presentation. Effective June 18, 2001, the Company initiated a 1-for-15 reverse split of the Company's outstanding common stock. All common stock shares and per share amounts have been adjusted to reflect the reverse split.

Note 3. Prior Acquisitions and Dispositions:

All  acquisitions   have  been  accounted  for  using  the  purchase  method  of accounting.

In June 1999, the Company acquired GO Software, Inc. ("GO"). GO develops and markets transaction processing software. In May 2001, the Company completed the sale of all the stock of GO.

Also in June 1999, the Company acquired CardSecure, Inc. ("CardSecure") for a purchase price of $3.5 million. CardSecure is a developer of e-commerce enabled Web sites. The excess purchase price of $3.5 million was allocated to acquired technology and was amortized over the three-year period ending May 2002.

In November 1999, the Company acquired SpeedyClick, Corp. ("SpeedyClick"), a California corporation that maintained an Internet Web site that focused on entertainment and interactivity. In March 2001, the Company shut down the operations and wrote-off the remaining intangible assets.

In January 2000, the Company acquired Pronet Enterprises Ltd. ("Pronet"), a Canadian company, that operated a business-to-business portal and marketplace that aggregates businesses that seek to transact with one another. In January 2001, the Company revised its estimated useful life for these assets and amortized the remaining carrying value of Pronet over the first nine months of 2001.

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

Impairment of cost-basis investments

During the first quarter 2002, the Company determined that certain of its cost-basis investments were permanently impaired relative to their historical values. As a result, the Company recognized an impairment charge of $75,000, which is included as a component of nonoperating (expense) income in the accompanying September 30, 2002 condensed consolidated statements of operations. Permanent impairments in the Company's cost-basis investments were determined by examining the operations of each company, and when possible, by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations. During the third quarter 2002, an additional $75,000 of its cost-basis investments were determined to be permanently impaired.

During the first and third quarters of 2001, the Company recognized impairment charges of $18.8 million and $9.4 million, respectively.

Extraordinary gains

The Company negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in an extraordinary gain of $566,000 and $9.0 million for the nine months ended September 30, 2002 and 2001, respectively.

During the third quarter 2001, the Company restructured and reduced its $11.0 million convertible note from Capital Ventures International (CVI). Under the terms of the restructuring, the Company paid $2.2 million and issued a $1.5 million convertible promissory note. The promissory note will be due in January 2003 and is convertible, at any time into common stock at an exercise price of $2.00 at the option of CVI. This settlement resulted in an extraordinary gain of $6.5 million.

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

Note 7. Deferred Revenues:

Unearned revenues related to domain registrations represent the unexpired term of registration fees and are recognized ratably over the term of the registration. Revenues from online database marketing services are recognized when services are delivered.

Note 8. Debt Obligations:

As discussed in Note 14 below, on November 1, 2002, the Company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Western District of Washington. Except as otherwise may be determined by the Bankruptcy Court, the stay protection afforded by the bankruptcy filing prevents any action from being taken against the Company assets. The Company cannot predict the impact of the Company's Chapter 11 bankruptcy filing on the debt obligations listed below.

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

In July 2001, the Company entered into a settlement agreement with CVI with respect to certain claims arising out of the securities purchase agreement. As a result, convertible notes with a face value of $11 million and all warrants were retired. The Company paid $2.2 million and delivered a $1.5 million non-interest bearing convertible promissory note, which is due January 2003 and is convertible, at any time at the option of CVI, into common stock at an exercise price of $2.00 per share. Additionally, CVI agreed that the Company satisfied all of past, present and future obligations to CVI under the securities purchase agreement and all related documents other than the Registration Rights Agreement. However, CVI did not release its claim against the Company, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. The Company is vigorously defending against these claims. Nevertheless, an unfavorable resolution of these claims could have a material adverse effect on the Company in one or more future periods.

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

Note 10. Equity Financing:

In July 2001, the Company entered into an agreement with Cody Holdings Inc. (Investor) to provide the Company with up to $18 million in equity financing (Equity Line). Under the terms of the agreement, the Company will have the right, but not the obligation during the 18-month term of the agreement, to obtain equity financing through the issuance of common stock to the Investor in a series of periodic draw downs at a discount to the market price at the time of sale to the Investor. The maximum available amount for draw down each period is determined using a formula that utilizes a weighted average stock price and stock volume over a sixty-day period. The shares of common stock may be sold to the Investor during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at the discretion of the Company. If the Company chooses to draw down on the Equity Line, it will use the proceeds of the financing for general corporate purposes. In October 2001, the Company completed a draw down of $25,000. Based on the Company's stock price and average trading volume as of September 30, 2002, the Company is unable to make a draw down.

Note 11. Segment Information:

The Company's segment information for each of the nine-months ended September 30, 2002 and 2001, as follows (in thousands):

                                                                                                    Nine Months Ended September 30,
                                                                                                  ----------------------------------
                                                                                                     2002                     2001
                                                                                                  ---------                 --------
Revenues:
      Continuing operations:
          NCI Marketing .........................................................                 $  2,633                  $  2,937
          NCI Hosting ...........................................................                    1,784                       668
          Other .................................................................                       75                      --
                                                                                                  --------                  --------
                                                                                                     4,492                     3,605
      Operations shutdown or sold during 2001 ...................................                     --                      14,377
                                                                                                  --------                  --------
                                                                                                     4,492                    17,982
                                                                                                  --------                  --------
Cost of revenues:
      Continuing operations:
          NCI Marketing .........................................................                      949                       301
          NCI Hosting ...........................................................                      550                       253
          Other .................................................................                     --                        --
                                                                                                  --------                  --------
                                                                                                     1,499                       554
      Operations shutdown or sold during 2001 ...................................                       57                     4,148
                                                                                                  --------                  --------
                                                                                                     1,556                     4,702
                                                                                                  --------                  --------
Gross Profit:
      Continuing operations:
          NCI Marketing .........................................................                    1,684                     2,636
          NCI Hosting ...........................................................                    1,234                       415
          Other .................................................................                       75                      --
                                                                                                  --------                  --------
                                                                                                     2,993                     3,051
      Operations shutdown or sold during 2001 ...................................                      (57)                   10,229
                                                                                                  --------                  --------
                                                                                                  $  2,936                  $ 13,280
                                                                                                  ========                  ========

Note 12. Option Repricing and Grants:

In June 2002, the Company repriced 2,139,686 options to purchase shares to a price of $0.10. This repricing resulted in variable accounting treatment for these stock options. Variable accounting treatment will result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for the Company's common stock.

In June 2002, the Company granted 4,595,000 stock options with an exercise price of $0.05 to its employees. The options vest ratably from April 2002 through December 2002. The stock options covered under this grant will result in stock-based compensation expense that will be amortized over the vesting period. Additionally, the stock options covered under this grant will result in variable accounting treatment. Variable accounting treatment will result in unpredictable stock-based compensation charges dependent on fluctuations in quoted prices for the Company's common stock.

Note 13. Litigation:

The Company and Mr. Walker, the Company's chairman of the board, were named as defendants in multiple putative class actions pending in the United States District Court for the Western District of Washington in Seattle. Those actions are Jan Sherman, et al v. Dwayne M. Walker and Network Commerce Inc., C01-0675L (filed May 10, 2001); Joseph Carreiro v. Network Commerce, Inc. and Dwayne M. Walker, C01-0767L (filed May 25, 2001); Steven Leong v. Network Commerce, Inc. and Dwayne M. Walker, C01-0770L (filed May 25, 2001); Alan Danse, et al. v. Dwayne M. Walker and Network Commerce, Inc., C01-852L (filed June 7, 2001); James Lindsay v. Dwayne M. Walker and Network Commerce, Inc., C01-0918R (filed

June 20, 2001); and Kelly Christianson v. Dwayne M. Walker and Network Commerce, Inc., C01-1063L (filed July 11, 2001). The judge in the class actions, the Honorable Robert Lasnik, entered an order consolidating the class actions. On September 26, 2001, prior to the date the consolidated complaint was due in the consolidated class actions, certain of the plaintiffs filed another putative class action in the United States District Court for the Western District of Washington in Seattle, titled Jan Sherman; James Michaelson; and Jason Elkin v. Dwayne M. Walker; Network Commerce Inc.; Jacob I. Friesel; Alan D. Koslow; David
M. Lonsdale; Bret R. Maxwell; Mark C. McClure; John R. Snedegar; Mark H. Terbeek; Dain Rauscher Inc.; U.S. Bancorp Piper Jaffray; SoundView Technology Group, Inc.; J.P. Morgan Chase & Co.; CIBC World Markets Corp.; and PaineWebber Inc., C01-0675L. This last action was filed under the consolidated cause number for the other consolidated class actions pending in Seattle. On November 13, 2001, plaintiffs filed the Court-ordered consolidated complaint. The consolidated complaint named as defendants all the institutions (including the Company) named in the prior complaints, but named only Mr. Walker as an individual defendant, and not the other individual defendants named in the September 26, 2001 complaint. The consolidated complaint purports to allege claims on behalf of all persons who purchased the Company's common stock during the period that begins on September 28, 1999 and ends on April 16, 2001. The consolidated complaint alleges violations of the federal securities laws based on alleged misrepresentations and omissions made by defendants to the market. The suits seek unspecified damages. On January 28, 2002, the Company and Mr. Walker filed a motion to dismiss the consolidated class action complaint for failure to state a claim on which legal relief can be granted. On September 24, 2002, Judge Laznik entered an order dismissing the consolidated actions with prejudice, and without permitting the plaintiffs to amend the consolidated complaint. No appeal of that order has yet been filed. If an appeal is filed, the Company and Mr. Walker intend to vigorously defend the appeal, but unfavorable resolution of these suits could have a material adverse effect on the Company in one or more future periods. A judgment was entered dismissing the case on October 15, 2002. The deadline for the appeal is November 15, 2002.

On May 22, 2001, Capital Ventures International ("CVI") filed suit against the Company and Mr. Walker, the Company's chairman of the board and other past and current members of the Company's board of directors alleging, among other things, a breach of the securities purchase agreement dated September 28, 2000 entered into between CVI and Network Commerce Inc., fraudulent inducement and violations of certain federal securities laws. The lawsuit seeks unspecified damages and rescission. On July 25, 2001, the Company entered into a settlement agreement with CVI with respect to certain claims arising out of the securities purchase agreement. As a result, the Company paid $2.2 million and delivered a $1.5 million promissory note. Additionally, CVI agreed that the Company satisfied all of its past, present and future obligations to CVI under the securities purchase agreement and all documents related to such agreement other than the Registration Rights Agreement dated September 28, 2000. Notwithstanding the settlement, CVI did not release its claim against the Company, certain current and former officers and directors for the alleged security violations and for fraudulent inducement.

Except as otherwise may be determined by the Bankruptcy Court, the stay protection afforded by the bankruptcy filing prevents any action from being taken against the Company assets. In most cases, pre-existing litigation and claims against the Company will have the status of general unsecured claims in the Chapter 11 bankruptcy case.

The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by the Company's insurance policies. The Company has been vigorously defending against these claims. However, an adverse determination on one or more of these matters could result in a material adverse effect on the Company's financial condition and results of operations.

From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 14. Subsequent Events:

On November 1, 2002, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Washington. The Company will ask the Bankruptcy Court to allow it to oversee its operations as a debtor-in-possession, subject to Court approval of matters outside the ordinary course of business. No trustee, receiver or examiner has been appointed, and the Company will act as a debtor-in-possession while being subject to the supervision and orders of the Bankruptcy Court. While in Chapter 11, the Company intends to continue to operate NCI Hosting, which provides domain registration, hosting and other online business services. Additionally, the Company will evaluate several alternatives, including, without limitation, management-directed sales of one or more of the Company's operating divisions as going concerns, the sale of portions of the business in separate transactions, and the liquidation of the remainder of assets not used in the operation of NCI Hosting. Regardless of any action taken while in Chapter 11, the Company believes that the total proceeds of any or all sales or liquidation of its business and assets will not be sufficient to satisfy fully the claims of its creditors. Accordingly, the Company believes that its equity has no value and that its existing shareholders will not receive any distributions on account of their shares of common stock under any plan that may be confirmed by the Bankruptcy Court under Chapter 11.

On November 6, 2002, the Company received notification from its independent auditors, Moss Adams LLP, of its decision to resign and of the cessation of the client-auditor relationship. The Company previously engaged Moss Adams LLP as its independent auditors effective as of April 4, 2002, subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, Moss Adams LLP did not complete the SAS 71 review of the Form 10-Q for the quarterly period ended September 30, 2002. Also, see Item II, Part 5 Other Information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this report contain forward-looking statements that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Words such as "may," "could," "would," "expect," "anticipate," "intend," "plan," "believe," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on these forward-looking statements, which are based on our current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors That May Affect Our Operating Results, Business and Stock Price" and elsewhere in this report, and the risks discussed in our December 31, 2001 Form 10-K filed on April 1, 2002 with the Securities and Exchange Commission and in our other quarterly and periodic reports filed with the Commission.

Overview

Established in 1994, we are a technology infrastructure and online services company. Prior to filing our bankruptcy petition on November 1, 2002, we provided technology and online business services through our two operating groups, NCI Hosting and NCI Marketing, and we also pursued licenses of certain of our software patents. NCI Hosting provides domain registration, hosting and other online business services, and NCI Marketing provides online database marketing services. As a result of our recent bankruptcy filing on November 1, 2002, we have substantially halted operations of NCI Marketing and are continuing limited operations of NCI Hosting. We are headquartered in Seattle, Washington.

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

On November 1, 2002, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington. The Company will ask the Bankruptcy Court to allow it to oversee its operations as a debtor-in-possession, subject to Court approval of matters outside the ordinary course of business. No trustee, receiver or examiner has been appointed, and the Company will act as a debtor-in-possession while being subject to the supervision and orders of the Bankruptcy Court. While in Chapter 11, we intend to continue to operate NCI Hosting, which provides domain registration, hosting and other online business services. Additionally, we will evaluate several alternatives, including, without limitation, management-directed sales of one or more of our operating divisions as going concerns, the sale of portions of the business in separate transactions, and the liquidation of the remainder of assets not used in the operation of NCI Hosting. Regardless of any action taken while in Chapter 11, we believe that the total proceeds of any or all sales or liquidation of the business and assets will not be sufficient to satisfy fully the claims of our creditors. Accordingly, we believe that the Company's equity has no value and that our existing shareholders will not receive any distributions on account of their shares of common stock under any plan that may be confirmed by the Bankruptcy Court under Chapter 11.

Our  condensed  consolidated  financial  statements  for the nine  months  ended
September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred a net loss of $7.4 million for the nine months ended September 30, 2002 and have accumulated deficits of $576.8 million as of September 30, 2002. The Company has continuously incurred losses from operations and as of September 30, 2002 has a working capital deficit of $5.2 million.

Critical Accounting Policies And Estimates

Our critical accounting policies and estimates are as follows:

Revenue recognition. Since restructuring in January 2001, we derived revenues primarily from the sale of online database marketing services within our NCI Marketing group and domain registration, hosting and other online business services within our NCI Hosting group. Revenues from online database marketing services are recognized as the services are delivered over the term of the agreement, which typically ranges from one to three months. Revenues from domain registrations are recognized over the registration term, which typically range from one to three years. Revenues from hosting and online business services are recognized over the term of the agreements, which are generally twelve months. Unearned revenues are classified as either current or long-term deferred revenues depending on the future recognition of those revenues.

Revenues have also been generated from fees to license our technology and patents; transaction processing, fraud prevention, and online payment system, as well as other e-commerce enabling technologies. Revenues may include licensing fees, per-transaction fees and, in certain cases, monthly hosting and maintenance fees, which are recognized in the period earned. Revenues generated from technology licensing are recognized in accordance with American Institute of Certified Public Accountants, Statement of Position 97-2, "Software Revenue Recognition."

We recognized revenues from barter transactions when earned. We valued the barter transactions based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We recognized $0 and $1.4 million in revenues on such transactions during the nine-month periods ended September 30, 2002 and 2001, respectively.

We recognized revenues from the sale of online database marketing services, leads and orders, advertising and merchandising in which we received equity in the customer. We valued the equity received from these transactions as cost-basis investments based on the value of the consideration received from the customer or from the value of the services provided to the customer, whichever was more readily determinable. We monitor these cost-basis investments for impairment. When cost-basis investments are deemed to be permanently impaired, the difference between cost and market value is charged to operations. There can be no assurance that our investments in these early-stage technology companies will be realized. We recognized $0 and $205,000 in revenues on such equity transactions during the nine-month periods ended September 30, 2002 and 2001, respectively. Many of these investments were written down in 2001.

Impairment of cost-basis investments. We periodically evaluate whether any permanent declines in the fair value of our cost-basis investments has occurred. Significant judgments and estimates must be made to assess whether a permanent decline in fair value of investments has occurred and to estimate the fair value of investments in privately held companies. We determined permanent impairment in privately held companies by examining the business results and prospects of each company, and when possible by reviewing recent private-placement valuations for comparable companies and by obtaining professional business valuations. We recognized permanent impairments of cost-basis investments of $150,000 and $28.2 million in the nine-month periods ended September 30, 2002 and 2001, respectively.

Impairment of long-lived assets and goodwill. We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following: poor economic performance relative to expected historical or projected future operating results; significant negative industry, economic or company specific trends; and changes in the manner of our use of the assets or the plans for our business. Where we determine that the carrying value of long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a comparison of the carrying amount of an asset to discounted cash flows expected to be generated by the asset. If such analysis indicates assets are impaired, an impairment is recognized equal to the amount by which the carrying amount of the assets exceeds the discounted cash flows expected to be received. We recognized impairments of long-lived assets and goodwill of $0 and $47.0 million in the nine-month periods ended September 30, 2002 and 2001, respectively. We cannot predict whether the bankruptcy case will result in further impairment charges.

Restructuring and related impairments. As part of our restructuring efforts in 2001, we made significant estimates in determining the appropriate amount of loss that resulted from the shutdown of business units. The loss included write-off of impaired goodwill, intangible assets, tenant improvements, fixed assets, software and supporting technologies and infrastructure. We recognized restructuring and related impairments of $0 and $65.9 million in the nine-month periods ended September 30, 2002 and 2001, respectively.

Results of Operations

Overview. In light of the recent instability within the technology and Internet infrastructure sectors and our current position within those sectors and our Chapter 11 filing, we lack visibility to our future revenues and related costs of revenues. As a result of our recent bankruptcy filing on November 1, 2002, we have substantially halted operations of NCI Marketing and are continuing limited operations of NCI Hosting. Our best estimate for 2002, is that our revenues, cost of revenues and operating expenses will be less than our 2001 levels. We expect that our sales and marketing, research and development and general and administrative expenses will decrease in absolute dollars from 2001 to 2002 but may increase as a percentage of revenues. We cannot predict the impact of the Chapter 11 filing on our on-going operations.

Revenues. Total revenues for the three- and nine-month periods ended September 30, 2002 were $1.2 million and $4.5 million compared to $1.6 million and $18.0 million for the comparable periods in 2001. The decrease in revenue was due primarily to the shutdown of ShopNow.com and SpeedyClick.com during first quarter 2001, the elimination of product sales and the sale of Ubarter, Internet Domain Registrars, GO Software and Free Merchant during 2001. In addition, revenues for first quarter 2001 included $1.4 million in barter transactions and $205,000 in revenues on equity transactions (See "Note 2. Summary of Significant Accounting Policies: Revenue Recognition"), for which no such revenues were recognized in 2002 or second and third quarters of 2001. However, revenues from continuing operations (which excludes results from the businesses and divisions shut down or sold during 2001) were $1.2 million and $4.5 million for the three- and nine-month periods ended September 30, 2002 compared to $1.2 million and $3.6 million for the comparable periods in 2001.

Cost of Revenues. The cost of revenues for the three- and nine-month periods ended September 30, 2002 was $533,000 and $1.6 million compared to $454,000 and $4.7 million for the comparable periods in 2001. The decrease in cost of revenues was directly attributable to the decrease in revenues during the same period and due to the shutdown of ShopNow.com and SpeedyClick.com during first quarter 2001, and the sale of Ubarter, Internet Domain Registrars, GO Software and Free Merchant during 2001. However, cost of revenues from continuing operations were $533,000 and $1.5 million for the three- and nine-month periods ended September 30, 2002 compared to $387,000 and $554,000 for the comparable periods in 2001.

Gross Profit. Gross profit for the three- and nine-month periods ended September 30, 2002, was $666,000 and $2.9 million compared to $1.1 million and $13.3 million for the comparable periods in 2001.

Sales and Marketing. Sales and marketing expenses consist primarily of costs associated with marketing programs such as advertising and public relations, as well as salaries and commissions. Sales and marketing expenses for the three- and nine-month periods ended September 30, 2002 were $1.1 million and $4.1 million compared to $3.2 million and $27.2 million for the comparable periods in 2001. The decrease was due primarily to a decrease in sales and marketing personnel resulting from the restructuring in 2001 and related costs.

Research and Development. Research and development expenses consist primarily of salaries and related costs associated with the development of new products and services, the enhancement of existing products and services, and the performance of quality assurance and documentation activities. Research and development expenses for the three- and nine-month periods ended September 30, 2002 were $203,000 and $835,000 compared to $1.3 million and $8.7 million for the comparable periods in 2001. The decrease was primarily due to a decrease in personnel and related costs and to a decreased emphasis on development activities.

General and Administrative. General and administrative expenses consist primarily of salaries and other personnel-related costs, including benefits, for executive, financial, human resources, information services and other administrative personnel, as well as legal, accounting and insurance costs.

General and administrative expenses for the three- and nine-month periods ended September 30, 2002 were $1.3 million and $3.8 million compared to $2.7 million and $9.9 million for the comparable periods in 2001. The decrease was primarily due to a decrease in personnel and related costs, including benefits, offset by an increase in legal fees. During second quarter 2002 we reduced the accrual for self insurance by $300,000 due to the reduction in employees during the last twelve months and the decrease in estimated outstanding claims. As of September 30, 2002, we had approximately 43 employees, compared to approximately 80 at the end of the third quarter 2001. Following the filing of the Chapter 11 petition, we terminated a total of 25 active employees, reducing our payroll to 14 persons.

Amortization of Intangible Assets. Amortization of intangible assets resulting from our prior acquisitions primarily relate to the amortization of customer lists, domain names, acquired technology, proprietary concepts, assembled workforce and goodwill. Amortization of intangible assets expense for the three- and nine-month periods ended September 30, 2002 was $2,000 and $162,000 compared to $1.0 million and $24.4 million for the comparable periods in 2001. This decrease was due primarily to the decrease in intangible assets and related amortization expenses from the sale of businesses and the write-down of intangible assets. Intangible assets acquired in business combinations were being amortized over a three-year period, which were fully amortized as of May 2002.

Stock-Based Compensation. Stock-based compensation expense is primarily related to amortization of deferred compensation resulting from stock option grants to employees with an option exercise price below the estimated fair market value of our common stock as of the date of grant. The amount of deferred compensation resulting from these grants is generally amortized over a one to three-year vesting period. Additionally, in April and July 2001, we offered two voluntary stock option exchange programs to our employees. Under these programs, the employees, if they so chose, could exchange a certain number of highly priced options for one option priced at the then fair market value. In June 2002, we initiated another stock option exchange program in which 2,139,686 options were exchanged for options priced at $0.10 per share. These stock option repricing and voluntary stock option exchange programs have resulted in variable accounting treatment for the new priced stock options. Additionally, certain stock option grants made within nine months of the re-pricing and voluntary exchange programs resulted in variable accounting treatment for those options. In June 2002, 4,595,000 stock options were granted to employees at $0.05 per share. The stock options covered under this grant will result in stock-based compensation expense that will be amortized over the vesting period. Additionally, the stock options covered under this grant will result in variable accounting treatment. Variable accounting treatment can result in unpredictable stock-based compensation dependent on fluctuations in quoted prices for our common stock. Stock-based compensation expense for the three- and nine-month periods ended September 30, 2002 was $626,000 and $1.9 million compared to $498,000 and $1.8 million for the comparable periods in 2001. As of September 30, 2002, we had $1.4 million of deferred compensation to be amortized over future periods.

Restructuring and Other Impairment Charges. We had no restructuring charges in the three- and nine-month periods ended September 30, 2002 compared to charges of $3.8 million and $65.9 million in the three- and nine-month periods ended September 30, 2001. During the first quarter 2001, we continued our restructuring efforts, which commenced in fourth quarter 2000, and included the shutdown of SpeedyClick.com, the sale of Ubarter Canada and the lay off of 245 employees. The restructuring charges in first quarter 2001 consisted primarily of severance and related payroll charges of $580,000, the write-off of impaired goodwill and intangible assets of $55.2 million, and of tenant improvements, fixed assets, software and supporting technologies and infrastructure related to businesses that were shut down of $13.1 million. During the second quarter 2001, we further restructured our operations by selling Ubarter USA, Internet Domain Registrars and GO Software for total proceeds of $6.0 million cash and $3.0 million of marketable equity securities which were subject to lockup until November 2001. We recorded a gain in second quarter 2001 of $5.8 million related to these sales. The gains on these sales in the second quarter resulted from the fact that we wrote down these business units by $23.6 million in first quarter 2001, based on the best available evidence of fair market value. During the third quarter 2001, we continued our restructuring efforts including the write-down of additional fixed assets and other items which resulted in a charge of $3.8 million. On an aggregate basis, for the nine months ended September 30, 2001, we recognized losses totaling $18.5 million on the sale of these business units. Additionally, we recognized gains totaling $3.1 million, primarily from revising estimates on unused operating leases and adjustment of other liabilities related to businesses previously shut down in first quarter 2001. We are unable to predict whether the Chapter 11 case will result in additional restructuring or impairment charges in the future.

Impairment of Certain Long-Lived Assets. As part of the restructuring in 2001, we determined that goodwill and intangible assets associated with acquired businesses had a carrying value in excess of the discounted cash flow receipts of the business units. As a result, we recognized impairment charges of $3.8 million and 47.0 million during the three and nine-month periods ended September 30, 2001. We had no such impairment charges in the first nine months of fiscal

2002. We are unable to predict whether the Chapter 11 case will result in additional impairment charges in the future.

Unusual Item - Settlement of Claim. During the first quarter 2001, we recorded a charge resulting from a settlement of potential claims held by Mr. Dwayne Walker, the Company's Chairman, and then Chief Executive Officer and President, against us arising from the withdrawal of Mr. Walker's shares of our common stock from our secondary public offering completed in February 2000.

Loss on Sale of Investments. Gain or loss on sale of investments occurs when we sell certain of our investments in marketable equity securities and/or our cost-basis investments for cash proceeds in excess or below our cost-basis in these investments at the time of sale. Loss on sale of investments for the three- and nine-month periods ended September 30, 2002 was $0 and $584,000 compared to $0 and $150,000 in the comparable periods in 2001.

Interest Income. Interest income is earned on our cash and cash equivalents and short-term investments. Interest income for the three- and nine-month periods ended September 30, 2002 was $4,000 and $32,000 compared to $90,000 and $713,000 in the comparable periods in 2001. Interest income decreased due to a decrease in our cash and cash equivalents and short-term investments.

Interest Expense. Interest expense is incurred on our outstanding debt obligations and the accretion of our convertible promissory note. Interest expense for the three- and nine-month periods ended September 30, 2002 was $51,000 and $156,000 compared to $445,000 and $6.0 million for the comparable periods in 2001. Interest expense decreased due to reduced outstanding debt obligations.

Other Nonoperating Income (Expense). Other non-operating expense for the three-month period ended September 30, 2002 was $87,000 and other non-operating income for the nine-month period ended September 30, 2002 was $721,000 compared to income of $61,000 and $22,000 for the comparable periods in 2001. The increase between the periods was primarily due to a gain of $824,000 from the sale of FreeMerchant, which sale occurred in December 2001 but which gain was recognized in the first and second quarters of 2002.

Impairment of Cost-Basis Investments. We determined that certain of our cost-basis investments were permanently impaired based on our analysis of changes in investees business operations and prospects. As a result, we recognized an impairment charge of $75,000 and $150,000 during the three- and nine-month periods ended September 30, 2002 compared to a charge of $9.4 million and $28.2 million in the comparable periods in 2001.

Extraordinary Gains. We have negotiated with various creditors to settle liabilities for less than the recorded invoices. These settlements resulted in gains of $1,000 and $566,000 for the three- and nine-month periods ended September 30, 2002 and $6.5 million and $9.0 million for the comparable periods in 2001. During the third quarter 2001, we restructured and reduced our $11.0 million convertible note from CVI. Under the terms of the restructuring, we paid $2.2 million and issued a $1.5 million convertible promissory note. The promissory note will be due in January 2003 and is convertible, at any time into common stock at an exercise price of $2.00 at the option of CVI. This settlement resulted in an extraordinary gain of $6.5 million.

Net Loss. Net loss for the three- and nine-month periods ended September 30, 2002 was $2.7 million and $7.4 million compared to $18.5 million and $194.3 million for the comparable periods in 2001. The net loss in the three- and nine-month periods ended September 30, 2002 was due primarily to operating expenses. The net loss in the three-months and nine months ended September 30, 2001 was due primarily to impairment charges related to cost-basis investments and intangible assets and restructuring charges related to closure of business units.

Liquidity and Capital Resources

On November 1, 2002, the Company filed a petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Washington. The Company will ask the Bankruptcy Court to allow it to oversee its operations as a debtor-in-possession, subject to Court approval of matters outside the ordinary course of business. No trustee, receiver or examiner has been appointed, and the Company will act as a debtor-in-possession while being subject to the supervision and orders of the Bankruptcy Court. While in Chapter 11, we intend to continue to operate NCI Hosting, which provides domain registration, hosting and other online business services. Additionally, we will evaluate several alternatives, including, without limitation, management-directed sales of one or more of our operating divisions as going concerns, the sale of portions of the business in separate transactions, and the liquidation of the remainder of assets not used in the operation of NCI Hosting. Regardless of any action taken while in Chapter 11, we believe that the total proceeds of any or all sales or liquidation of the business and assets will not be sufficient to satisfy fully the claims of our creditors. Accordingly, we believe that the Company's equity has no value and that our existing shareholders will not receive any distributions on account of their shares of common stock under any plan that may be confirmed by the Bankruptcy Court under Chapter 11.

Since inception, we have experienced losses and negative cash flows from operations. For the nine months ended September 30, 2002, we used net cash of $2.9 million in operating activities and funded the shortfall in cash flow needed for operations primarily through the sale of investments. As of September 30, 2002, we had an accumulated deficit of $576.8 million. We have financed our activities largely through issuances of common stock and preferred stock, from the issuance of short- and long-term obligations and from capital leasing transactions for certain of our fixed asset purchases. Through September 30, 2002, our aggregate net proceeds have been $272.2 million from issuing equity securities and $52.4 million from issuing debt securities.

As of September 30, 2002, we had $452,000 in cash, cash equivalents and short-term investments compared to approximately $2.0 million as of December 31, 2001, of which $57,000 of such amounts is characterized as restricted cash to secure our obligation under a certain letter of credit. As of September 30, 2002, we had $7,000 in marketable equity securities, compared to $2.5 million in marketable equity securities as of December 31, 2001. The decrease in our cash position is primarily attributable to losses from operations and payments on our debt obligations during the first nine months of 2002, offset by the sale of a substantial portion of our marketable equity securities portfolio.

Net cash used in operating activities was $2.9 million for the nine-month period ended September 30, 2002, compared to $31.6 million for the same period in 2001. The decrease was due primarily to the decrease in our net loss for the nine-month period ended September 30, 2002 of $7.4 million compared to $194.3 million for the same period in 2001. The change in the amount of cash used in operations during the comparable nine-month periods was also significantly impacted by a decrease in depreciation and amortization of $930,000 in the nine months of 2002 (compared to $31.0 million for the same period in 2001), by $0 in restructuring and impairment charges in the nine months of 2002 (compared to $71.3 million in the same period in 2001), by $0 in impairment of long-lived assets in the nine months of 2002 (compared to $47.0 million for the same period in 2001) and by a decrease in the impairment of investments of $150,000 in the nine months of 2002 (compared to $28.2 million for the same period in 2001).

Net cash provided by investing activities was $2.0 million for the nine-month period ended September 30, 2002, compared to $39.4 million for the same period in 2001. Amounts from investing activities for the first nine months of 2002 consisted of $2.0 million in proceeds from sales of investments and $106,000 from sales of short-term investments, partially offset by $87,000 in purchases of certain equipment. In contrast, amounts for the first nine months of 2001 consisted primarily of $38.6 million from sales of short-term investments and $920,000 in proceeds from sales of investments.

Net cash used in financing activities was $584,000 for the nine-month period ended September 30, 2002 (consisting primarily of $627,000 for repayment of long-term debt obligations), compared to $16.7 million for the same period in 2001 (consisting primarily of $10.1 million for repayment of a line of credit, $1.8 million for repayment of a credit agreement and $4.8 million for repayment of long-term debt obligations). Neither of these credit facilities are currently available to us.

In September 2000, we sold $20.0 million of convertible notes and warrants to CVI, a private institution, pursuant to a securities purchase agreement. The notes had a one-year term. In April 2001, we received a notice of default from CVI for an alleged violation of certain covenants. Subsequently, in July 2001, we restructured the convertible notes with CVI, with a face value of $11 million and all warrants, with a payment of $2.2 million and issuance of a $1.5 million non-interest bearing convertible promissory note, which is due January 2003 and is convertible, at any time at the option of CVI, into common stock at an exercise price of $2.00 per share. CVI did not release its claim against us, certain current and former officers and directors for the alleged security violations and for fraudulent inducement. Except as otherwise may be determined by the Bankruptcy Court, the stay protection afforded by the bankruptcy filing prevents any action from being taken against the Company assets. In most cases, pre-existing litigation and claims will have the status of general unsecured claims in the Chapter 11 bankruptcy case.

In July 2001, we entered into an agreement with Cody Holdings Inc. to provide us with up to $18 million in equity financing ("Equity Line"). Under the terms of the agreement, we have the right, but not the obligation during the 18-month term of the Agreement, to obtain equity financing from Cody Holdings through draw downs under this Equity Line, and the issuance of common stock to Cody Holdings at a discount to the market price at the time of the draw down. The shares of common stock may be sold to Cody Holdings during this period at times and in amounts, subject to certain minimum and maximum volumes, determined at our discretion. The agreement restricts our ability to make draw downs based on a formula calculated on our stock trading volume and stock price. Accordingly, if our stock price and trading volume fall below established levels, we will not be able to draw down funds from the Equity Line. During the first nine months of 2002, our stock price ranged from a high of $0.18 to a low of $0.01 per share and our average daily trading volume was 11,678 shares. Based on these numbers, through September 30, we were unable to draw down any funds from the Equity Line. In addition, as a result of the Chapter 11 filing, there will be no availability of funds under the Equity Line.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS, BUSINESS AND STOCK PRICE

You should carefully consider the risks described below and the other information in this quarterly report. While we have attempted to identify the primary known risks that are material to our business, additional risks that we have not yet identified or that we currently think are immaterial may also impair our business operations. These risks and uncertainties include, but are not limited to, uncertainties relating to our recent bankruptcy filing, and to general economic and business conditions, the availability and cost of capital, government and regulatory policies and changes in the competitive environment in which the Company operates. Our business may be adversely affected, and the trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information in this quarterly report, including the Condensed Consolidated Financial Statements and related Notes and the more detailed information regarding risks, uncertainties and other factors discussed in the "Factors Affecting Our Operating Results, Business and Stock Price" section included in our December 31, 2001 Form 10-K filed on April 1, 2002 with the Securities and Exchange Commission and in our other quarterly and periodic reports filed with the Commission. The Company does not undertake to update any forward-looking statements in this Form 10-Q or with respect to matters described herein.

Factors that you should consider include, among others, the following:

     o    the impact of our filing of a bankruptcy  petition  under  Chapter 11,
          including   effects  on  our  business  and   operations,   employees,
          suppliers, creditors, strategic partners and customers;

     o our belief that the proceeds of any or all sales or liquidation of our business and assets will not be sufficient to satisfy fully the claims of our creditors, and that our existing shareholders will not receive any distributions on account of their shares of common stock under any plan that may be confirmed by the Bankruptcy Court under Chapter 11;

     o    our history of operating losses and negative cash flows;

     o the recent significant loss of employees and our future ability to retain and attract qualified personnel;

     o    changes in our business model and strategy;

     o    our   inability   to   generate   sufficient   revenues   to   achieve
          profitability;

     o    disruptions in our business; and

     o    competition.

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

The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. All of the potential changes noted above are based on sensitivity analyses performed on our investment portfolio balances as of September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURE

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS..

Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's Form 8-K filed on September 24, 2002. Except as previously disclosed in reports filed with the SEC, there have been no material developments with respect to any of the legal proceedings previously disclosed.

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


ITEM 5: OTHER INFORMATION

On November 6, 2002, Network Commerce Inc. received notification from its independent auditors, Moss Adams LLP, of its decision to resign and of the cessation of the client-auditor relationship. The Company previously engaged Moss Adams LLP as its independent auditors effective as of April 4, 2002, subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company has not retained a new independent auditor to replace Moss Adams LLP.

From the time of their appointment on April 4, 2002, there were no disagreements between the Company and Moss Adams LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Moss Adams LLP's satisfaction, would have caused Moss Adams LLP to make reference to the subject matter of the disagreement in connection with its reports. In addition, from the time of their appointment on April 4, 2002 through November 6, 2002, there were no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission (the "Commission")).

Moss Adams LLP has not issued any audit or review reports on the Company's financial statements for the past two fiscal years ended December 31, 2001 and 2000 or any interim period. Accordingly, Moss Adams LLP has not issued any audit or review reports that contained an adverse opinion or disclaimer of opinion, or were modified as to uncertainty, audit scope, or accounting principles.

The Company has provided Moss Adams LLP with a copy of the disclosures made in this Part II, Item 5 of its Quarterly Report on Form 10-Q in advance of the day that these disclosures were filed by the Company with the Commission. Included as Exhibit 16.1 to this Quarterly Report on Form 10-Q is a copy of Moss Adams LLP's letter stating its agreement with such statements.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number     Description

16.1       Letter of Moss Adams LLP regarding change in certifying accountant

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

The Company filed a Form 8-K on September 24, 2002 to report that the United States District Court for the Western District of Washington issued an order dismissing with prejudice the consolidated securities class actions (consolidated under case no. C01-0675L) against Network Commerce Inc. and Dwayne Walker, the Company's Chairman of the Board of Directors and former Chief Executive Officer and President.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2002.

                                     NETWORK COMMERCE INC.



                                     By: /s/ N. Scott Dickson
                                         _______________________________
                                         N. Scott Dickson
                                         Chief Executive Officer and
                                         Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER


     I, N. Scott Dickson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Network Commerce Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002             By:  /s/ N. Scott Dickson
                                          ________________________________
                                          N. Scott Dickson
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                         (Principal Executive Officer and
                                          Principal Financial Officer)

                                 EXHIBIT INDEX






Number     Description

16.1       Letter of Moss Adams LLP regarding change in certifying accountant

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.